Form 10KSB
period 2005-03-31
KINGSTON SYSTEMS INC
filed 2006-05-16
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005
                                              --------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO________________

                           COMMISSION FILE NO. 0-15840

                              KINGSTON SYSTEMS INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                            14-1688816
---------------------------------                         ----------------------
 (STATE OR OTHER JURISDICTION                                (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

                       8 MERRILL INDUSTRIAL DRIVE UNIT 12
                          HAMPTON, NEW HAMPSHIRE 03842
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (603) 758-1333
                           (ISSUER'S TELEPHONE NUMBER)

    Securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"): NONE.

               Title of each class name of each exchange on which
                     registered Securities registered under
                       Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X| Yes |_| No

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

The Issuer's revenues for the fiscal year ended March 31, 2005 were $0.00.

The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of May 16, 2006, was $0.00 per share. Shares of common stock held by each executive officer and director, and by certain persons who own 5% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer's common stock, $0.01 par value, outstanding on May 16, 2006: 4,988,889 (612,251 additional shares issuable).

Documents Incorporated by Reference: Certificate of Incorporation and By-laws.

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                TABLE OF CONTENTS

                                                                           Page
                                     PART I                               Number
                                                                          ------

Item 1.  Description of Business                                             2
Item 2.  Description of Property                                             3
Item 3.  Legal Proceedings                                                   3
Item 4.  Submission of Matters to a Vote of Security Holders                 3

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder
         Matters                                                             4
Item 6.  Management's Discussion and Analysis or Plan
         of Operations                                                      4-7
Item 7.  Financial Statements                                                7
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                 7
Item 8A. Controls and Procedures                                             8

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                  8-9
Item 10. Executive Compensation                                              9
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                        9-10
Item 12. Certain Relationships and Related Transactions                     10
Item 13. Exhibits                                                           10
Item 14. Principal Accountant Fees and Services                             11

Signatures                                                                  11

                                                               Form 10KSB Page 2
                                     PART I

ITEM 1. BUSINESS

OVERVIEW
Kingston Systems Inc. ("Kingston" or the "Company") was incorporated in 1983 and re-incorporated in Delaware on January 12, 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last Securities and Exchange Commission ("SEC") filing of a 10-Q for the three and nine month periods ended December 31, 1988. The Company had remained dormant until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics"), making Robotics a wholly-owned subsidiary. Robotics is in the business of manufacturing robotic machinery and it has been an operating company since February 11, 2002.

In connection with the Company's wish to revive itself, and to provide its shareholders with meaningful disclosure, the Company has filed this March 31, 2005 10-KSB, along with its July 2, 2005, October 1, 2005 and December 31, 2005 10-QSB's.

The audit firm of Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, raises substantial doubt about the Company's ability to continue as a going concern.

RECENT DEVELOPMENTS
On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston. In addition, an Exchange Agreement (the "Agreement") was signed between Kingston, Robotics and the Flood Trust (the "Trust"). The Trust, as payee, was issued a promissory note (the "Note") by Robotics. The Trust acquired shares in Kingston by assigning to Kingston, as consideration, its rights as payee under the Note, in exchange for 612,251 newly issued shares of Kingston's common stock recorded on the books of Kingston at $1,836,752 (the Company expects to physically issue the shares by the end of May, 2006). Kingston, as the new payee under the Note, then cancelled the Note, and any obligations of Robotics under the Note. Kingston filed a Form 8-K regarding this transaction on August 19, 2005.

The Company's revenue generating subsidiary, Robotics, is in the business of building robots, called rotopods and hexapods. These robots are similar to the type of apparatus used to move flight simulators. The robots allow movement in all planes of motion and are primarily purchased by companies for product development and testing, although some robots are used in manufacturing. A significant component of the robot package is the customized software program that operates the robot's motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract generally generates revenue of approximately $125,000. Robotics sells its products internationally.

The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Holo-Dek is a startup company that intends to open and operate a number of theaters (one theater is currently open) for video gamers. Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust is also a significant lender of working capital to Holo-Dek. The Company could potentially acquire Holo-Dek in the near future. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market, as a theater chain to be built exclusively for the use of video gamers.

It is necessary for the Company to continue to seek additional financing. Such financing has been obtained in the past from the Trust, as discussed above. In addition, the Company is continuing to pursue its interests in Holo-Dek, along with a focus on increasing revenue through an increased level of sales of robotic products. The Company is also actively pursuing additional sources of funding,

MARKETING, SALES AND COMPETITION
Through 1988, the Company sold its reclaimed fiber directly to integrated paper companies and off-shore users, and indirectly through brokers. The Company's sales force consisted of three commissioned salespersons.

The Company's ability to compete successfully in the pulp and polyethylene industries depended upon its price, product quality and ability to deliver on a timely basis.

The Company's Robotic's subsidiary markets its products in a number of markets, including the bio-medical, education and gas/oil markets. The Company's primary marketing medium is its small, experienced sales staff. Robotics competes against established products that employ older technology and, therefore, cannot perform the range of movement which the Company's products can perform. This technological advantage gives the Company a significant competitive advantage in the marketplace. In the future, the Company may adopt a strategy of pursuing the licensing of Robotic's core technology to strategic alliance partners. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, the Company hopes to gain rapid worldwide recognition.

                                                               Form 10KSB Page 3

PAPER AND POLYETHYLENE SALES
During the Company's last year of operation, the Company sold paper primarily to Cascades USA, Inc., a subsidiary of a Canadian paper company, and Scott Paper Company, each of which accounted for more than 10.0% of the Company's total paper sales. The Company sold its entire polyethylene output to Christie Enterprises, Inc., a container injection molder. In its last full year of operation, 95.0% of the Company's revenue was attributable to sales of paper and 5.0% to sales of polyethylene.

Sales revenues, operation of the Kingston Plant and production output were limited in the Company's last year of operation due to downtime, lack of communication and mechanical failures. Additionally, the price of raw materials increased primarily due to the increase in the cost of the types of virgin pulp for which the Company's fiber output could be substituted and, therefore, increased the demand for alternative raw materials.

EMPLOYEES
The Company currently employs five people.

GOVERNMENT REGULATIONS
The Company held all of the necessary licenses and permits for the Company to operate and was required to meet certain United States Environmental Protection Agency standards for air and water discharge and Occupational Safety and Health Administration standards.

ITEM 2. PROPERTIES

The Company operated a single plant in Kingston, New York. It was a 10,000 square foot, prefabricated metal building on land leased by the Company. The Company owned no real property.

Since the Company's acquisition of Robotics, it now has a lease obligation for office space and an assembly/research and development facility in Hampton, New Hampshire. The lease was executed in 2002 and the term of the lease is five years, ended March 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

In April 1988, a judgment was entered against the Company in the amount of $353,883. The Company continues to reflect $353,883 of principal and $606,274 of interest on its March 31, 2005 balance sheet. Subsequently, on April 6, 2006, the Company settled this judgment. This settlement is discussed in Notes 3 and 6.

There are no other pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for stockholders' vote during the 2005 and 2004 fiscal years.

                                                               Form 10KSB Page 4

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of May 16, 2006, the majority and controlling shareholders of the Company are the following:

Name                       Shares                 Comments
----                       ------                 --------
Kingston Associates        105,902    Limited Partnership 60% controlled by
                                      Ralph McKittrick, CEO of Kingston Systems
Ralph McKittrick            32,453
Thor Corporation         2,332,133    Thor Corporation is 100% controlled by
                                      Ralph McKittrick
All others               2,518,401
                         ---------
                         4,988,889
                         ---------
Flood Trust                612,251    See Note 6
                         ---------
Total                    5,601,140
                         =========

On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics, and an 8-K was immediately issued announcing the purchase (see Note 6 for a detailed discussion of the transaction). Thus, Robotics became a wholly-owned subsidiary of Kingston. A component of the acquisition was the issuance of 612,251 shares of its common stock to the Trust. On October 26, 2005, the aforementioned Note and Agreement was executed by the Trust and Robotics. The executed Note and Exchange Agreement is in accordance with the August 18, 2005 transaction. The executed Note, with a principal balance of $1,500,141 and accrued interest of $336,611, was payable on demand by Robotics to the Trust, with interest at a rate of 8% per annum through October, 2004. The executed Exchange Agreement cancelled that Note and forgave the debt as of August 18, 2005, and any obligations of Robotics under the Note.

This satisfied the obligation to issue the 612,251 shares of Kingston common stock to the Trust.

Currently, the Company's common stock is not publicly traded.

The Company currently has no compensation plans or employee benefit plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. In addition, at March 31, 2005, the Company's auditors, Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, raised substantial doubt about the Company's ability to continue as a going concern. As previously mentioned, the Company was inactive from 1988 until its recent acquisition of Robotics in August, 2005.

The Company's fiscal year is from April 1 through March 31.

PLAN OF OPERATIONS
As discussed in Item 1, "Recent Developments" and below in the Management's Discussion and Analysis, Kingston was a dormant company from 1988 until, in a subsequent event in August of 2005 (see Note 6), Kingston acquired Robotics in an attempt to revive itself. Robotic's business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotic's robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek, a startup gaming business, which could provide another market for Robotic's products (see Item 1, "Recent Developments"). There has been a stable funding base for Robotics through the Trust, along with revenue from the sales of its robots. Management believes that it is necessary to obtain additional capital investment, through either the public or private markets, in order to allow the Company to expand its robotics business, invest in strategic opportunities, achieve overall profitability and provide cash flow self-sufficiency. Management is striving to obtain additional funding, but there can be no assurance that management will succeed in a timely fashion. If additional funding is not obtained, the Company may need to curtail operations.

RESULTS OF OPERATIONS

SUMMARY
Kingston was incorporated in 1983 and re-incorporated in Delaware in 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last SEC filing of a 10-Q for the period ended December 31, 1988. The Company had been inactive since that date, with the exception of the expenses accrued for professional services and interest on a judgment payable. Subsequent to that date, the Company has made an acquisition, which is discussed in detail in Note 6. On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston.

                                                               Form 10KSB Page 5

THE YEAR ENDED MARCH 31, 2005 AS COMPARED TO THE YEAR ENDED MARCH 31, 2004 General and administrative expenses were $50,000 in both fiscal 2005 and 2004. In both years, that amount was for professional services. Interest accrued on the judgment payable was $31,849 in both fiscal 2005 and 2004. The Company's losses for the fiscal years 2005 and 2004 were $81,849, which resulted in a loss per share of $0.02 for each year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary needs for liquidity and capital resources are the funding of salaries, and other administrative expenses related to the management of the Company, as well as for payment of the cost of products sold and inventory.

During the fiscal years 2005 and 2004, net cash from operations was $0. In fiscal years 2005 and 2004, the net loss was related to professional services accruals and accrued interest on the judgment payable. There was no activity in investing or financing activities in any period.

As discussed previously, the Company has had no activity since 1988. Subsequent to that date, the Company has made an acquisition, which is discussed in detail in Note 6. On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston. This transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" using the purchase method of accounting. The fair value of net assets acquired was $49,321, which was offset by equity issued in lieu of cash of $1,836,752, resulting in the recording of the excess of cost over the fair value of acquired net assets (goodwill) of $1,787,431. Subsequent to the acquisition, the Company immediately evaluated the goodwill for impairment and determined that it was impaired. The total amount of goodwill was charged to the Company's statements of operations.

OFF BALANCE SHEET ARRANGEMENTS
As of March 31, 2005 and 2004, the Company had no off balance sheet arrangements with any parties.

LEGAL CONTINGENCIES
The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At March 31, 2005 there are no outstanding legal proceedings, nor are there any reserves established.

CRITICAL ACCOUNTING POLICIES
The Company's discussion and analysis of its financial condition and results of operations is based upon Kingston's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. The Company evaluates its estimates on an ongoing basis, including estimates for income tax assets and liabilities and the impairment of the value of investments. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

ACCOUNTING FOR INCOME TAXES
The Company records a full valuation allowance against the deferred tax benefit for net operating losses ("NOL") generated, since in management's opinion, the net operating losses do not meet the more likely than not criteria for future realization.

IMPAIRMENT OF INVESTMENTS
The Company reviews estimates of the value of its investments each reporting period and will record an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

INVENTORY VALUATION
Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory.

                                                               Form 10KSB Page 6

RECENT ACCOUNTING PRONOUNCEMENTS
In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

In May 2003, the consensus on Emerging Issues Task Force ("EITF") Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the Company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have a material impact on the Company's financial statements.

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" which was originally issued in January 2003. FIN 46 provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the provisions of FIN 46 did not have a material impact on the Company's financial statements.

On December 18, 2003 the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),"Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This new standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have any impact on the Company's financial position or results of operations until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions," to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinions No. 20 "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material impact on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

                                                               Form 10KSB Page 7

FORWARD LOOKING STATEMENTS
The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the Company's losses from period to period; the Company's current dependence on a limited number of key suppliers and investors; the Company's ability to successfully market and sell its products in view of changing trends, acceptance of products and other factors affecting market conditions; technological advances by the Company's competitors; capital needs to fund operations and development programs; delays in the manufacture of new and existing products by the Company or third party contractors; the loss of any key employees; the outcome of any litigations; changes in governmental regulations; and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements are included after the Exhibit Index.

                              KINGSTON SYSTEMS INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm                     13

Balance Sheets as of
March 31, 2005 and 2004                                                     14

Statements of Operations for the Years Ended March 31, 2005
and March 31, 2004 and for the period from January 1,
1989 (date of development stage) through March 31, 2005                     15

Statements of Stockholders' Equity (Deficit) for the Years Ended
March 31, 2005 and March 31, 2004                                           16

Statements of Cash Flows for the Years Ended
March 31, 2005 and March 31, 2004 and for the period from January 1,
1989 (date of development stage) through March 31, 2005                     17

Notes to the Financial Statements                                         18-22

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                               Form 10KSB Page 8

ITEM 8A. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of March 31, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended March 31, 2005, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS
As of May 16, 2006, the Directors and executive officers of the Company are presented below.

NAME                           AGE    TITLE
----                           ---    -----

Ralph E. McKittrick            56     Chairman, CEO, and Director

George J. Coupe                65     Chief Financial Officer

James W. Byrne                 48     Director

The principal occupations and brief summary of the background of each Director and executive officer of Kingston during the past five years is as follows:

Ralph E. Mckittrick - Founder/CEO, and Chairman of the Board of Directors since January 1987
Ralph McKittrick is the founder and Chief Executive Officer of Kingston Systems, Inc. Prior to this he was the founder and CEO of Holo-Dek Gaming Inc. Before Holo-Dek, Mr. McKittrick was the founder and CEO of Cargo Force, Inc. a commercial airlift/airfreight startup company whose mission is to support US industry, especially the heavy manufacturers. Mr. McKittrick previously was a consultant to CNC Systems, Inc. where he helped turn around this machine tool distributor in Maine.

George J. Coupe - Chief Financial Officer since March 2006
George Coupe is the Chief Financial Officer of Kingston Systems, Inc. Prior to this he was one of the founders and President of Holo-Dek Gaming Inc. Before Holo-Dek, Mr. Coupe was the founder and President of Parallel Robotic Systems, Inc. a robot manufacturer supplying the medical research, auto parts assembly, oil pipe testing and defense industries with parallel manipulator robots and simulators. Mr. Coupe previously was the CFO of Northland Tool, a spindle repair company and before Northland Mr. Coupe was the CFO of Data Mate International.

James W. Byrne - Director since May 1989
Mr. Byrne is a member of the Kingston Systems, Inc. Board of Directors and is the operations manager for Holo-Dek Gaming, Inc. Prior to this he was the Director of Engineering for Advanced Digital Internet ("ADI"). ADI provided internet service to high-end multi-dwelling units in Manhattan. Mr. Byrne's specialty was designing the infrastructure and overseeing the installation of each system.

AUDIT COMMITTEE FINANCIAL EXPERT
The Company does not currently have an independent Board of Directors. The Company intends to establish an independent Board, along with an Audit and Compensation Committee, in the first half of its 2006-2007 fiscal year.

                                                               Form 10KSB Page 9

COMPENSATION OF DIRECTORS
Directors who are employees of the Company are not paid any other fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and any person who owns more than 10% of the Company's common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of the Company's common stock. Under Securities and Exchange Commission rules, the Company receives copies of all Section 16(a) forms that these Reporting Persons file. The Company does not believe that all Reporting Persons complied with their Section 16(a) reporting obligations prior to fiscal 2004 and during fiscal 2005, but expects those filings to become current before the filing of the Company's Form 10-KSB for the fiscal year ended March 31, 2006.

CODE OF ETHICS
The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to the Company's principal executive officer, the Company's principal financial officer and principal accounting officer, as well as all other employees, and is filed herewith. If the Company makes substantive amendments to this Code of Ethics or grants any waiver, including any implicit waiver, the Company will disclose the nature of such amendment or waiver on the Company's website or in a report on Form 8-K within five days of such amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended March 31, 2005.

                                                                                         LONG TERM COMPENSATION
                                                                        -------------------------------------------------------
                                                                                Awards
                                         ANNUAL COMPENSATION            ------------------------
                              --------------------------------------    Restricted    Securities             Payouts
                                                        Other Annual      Stock      Underlying    -----------------------------
Name and Principal                                      Compensation     Award(s)      Options        LTIP        All Other
Position              Year     Salary ($)     Bonus ($)     ($)             ($)        SARs(#)     Payouts ($)  Compensation ($)
------------------    ----     ----------     --------- ------------     --------      -------     -----------  ----------------
Ralph McKittrick,     2005         0             0             0             0             0             0             0
CEO                   2004         0             0             0             0             0             0             0
                      2003         0             0             0             0             0             0             0

The Company does not have any employment agreements.

The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which an executive officer is entitled to participate without similar participation by other employees.

The Company does not currently have a stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of May 16, 2006, there were (i) 4,988,889 shares of Common Stock issued and outstanding (612,251 shares issuable).

The following table sets forth certain information as of March 31, 2005, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each director, and named executive officer of the Company, and (iii) all officers and directors as a group:

                                                                Amount and Nature
                                                                 of Beneficial
                                                                  Ownership of
Name/Address of Beneficial                Position with           Common Stock        Percentage of
Owner*(4)                                   Company                    (1)            Securities (1)
----------------------------------------------------------------------------------------------------
Ralph E. McKittrick                       Chairman, CEO               32,453               0.7%

James W. Byrne                            Director                         0               0.0%

Kingston Associates                                                  105,902 (2)           2.1%

Thor Corporation                                                   2,332,133 (3)          46.7%

All executive officers and Directors                               2,470,488              49.5%
as a group (2 people)

  See footnotes on next page.

                                                              Form 10KSB Page 10

* Address of all holders is c/o Kingston Systems, Inc., 8 Merrill Industrial Drive, Unit 12, Hampton, New Hampshire 03842.

(1) Pursuant to the rules of the Securities and Exchange Commission, a person is deemed to "beneficially own" shares of common stock over which the person has or shares investment or voting power, or has the right to acquire such power within 60 days. The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus, in the case of each person, the number of shares of common stock issuable only to such person upon the exercise of options or warrants and the conversion of convertible debt securities.
(2) Kingston Associates is a Limited Partnership 60% controlled by Ralph McKittrick, CEO of Kingston.
(3) Thor Corporation is 100% controlled by Ralph McKittrick, CEO of Kingston.
(4) George C. Coupe was not an officer of the Company as of March 31, 2005. He became an officer in March, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2005, the Company was involved in the following related party transactions:

o The Company has a debt payable to Ralph McKittrick in the amount of $46,300 for unpaid wages incurred prior to December 31, 1988. The debt is non-interest bearing. The amount of the debt has not changed since it was initially incurred through December 31, 1988.

On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston. A component of the acquisition was for Kingston to issue 612,251 shares of its common stock to the Trust (see Note 6).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-QSB and 10-KSB include reference to File No. 0-15840.

(a) Exhibits
                                                                    Page
Exhibit No.       Document                                         Number
-----------       --------                                         ------
3.1               The Certificate of Incorporation of the
                  Registrant, filed as Exhibit 3(a) to
                  Registrant's Registration Statement on
                  Form S-1 (File No. 33-12019), filed on
                  February 17, 1987, as amended by
                  Amendment Nos. 1,2 and 3 filed on March
                  25, April 3 and April 7, 1987, respectively
                  (the "S-1 Registration Statement)", is
                  incorporated herein by reference.

3.2               The By-Laws of the Registrant, filed as
                  Exhibit 3(b) to the Registrant's S-1
                  Registration Statement, is incorporated
                  Herein by reference.

14*               Code of Ethics                                    24-27

21*               List of Company's subsidiaries                    28

31.1, 31.2*       Rule 13a-14(a)/15d-14(a) Certification            29-30

32.1, 32.2*       Section 1350 - Certification                      31-32

* Filed herewith.

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on August 19, 2005 regarding the acquisition of Parallel Robotic Systems Inc.

                                                              Form 10KSB Page 11

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of March 31,                        2005                     2004
                                       ----                     ----

Audit Fees                         $  $45,117                $      --
Audit Related Fees                         --                       --
Tax Fees                                   --                       --
Other Fees                                 --                       --
                                      -------                   ------
Total Fees                         $  $45,117                $      --
                                      =======                   ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of May, 2006.

                              KINGSTON SYSTEMS INC.


By:  /s/ Ralph E. McKittrick
    ------------------------
    Ralph E. McKittrick
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                       Title                      Date
        ---------                       -----                      ----


/s/ Ralph E. McKittrick   Chairman, Chief Executive Officer,
-----------------------   Principal Executive                  May 16, 2006
Ralph E. McKittrick


/s/ George J. Coupe
-----------------------   Chief Financial Officer              May 16, 2006
George J. Coupe


/s/ James W. Byrne
-----------------------   Director                             May 16, 2006
James W. Byrne

                                                              Form 10KSB Page 12

                              KINGSTON SYSTEMS INC.

                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm                     13

Balance Sheets as of
March 31, 2005 and 2004                                                     14

Statements of Operations for the Years Ended March 31, 2005 and
March 31, 2004 and for the period from January 1, 1989
(date of development stage) through March 31, 2005                          15

Statements of Stockholders' Equity (Deficit) for the Period from
January 1, 1989 (date of development stage) to March 31, 2005               16

Statements of Cash Flows for the Years Ended
March 31, 2005 and March 31, 2004 and for the period from January 1,
1989 (date of development stage) through March 31, 2005                     17

Notes to the Financial Statements                                         18-22

  HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS
   5 Triad Center, Suite 750
 Salt Lake City, UT 84180-1128
     Phone: (801) 532-2200
      Fax: (801) 532-7944
        www.hbmcpas.com

                                                              Form 10KSB Page 13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kingston Systems Inc. Hampton, New Hampshire

We have audited the balance sheets of Kingston Systems Inc., a development stage company, as of March 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from January 1, 1989 (date of development stage) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Kingston Systems Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the period from January 1, 1989 (date of development stage) through March 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had losses and current ratio deficits since inception. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
January 9, 2006

                                                              Form 10KSB Page 14

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                     March 31,       March 31,
                                                       2005            2004
                                                   ------------    ------------

                                     ASSETS

     TOTAL ASSETS                                  $         --    $         --
                                                   ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Judgment payable, including interest of $606,274
  and $574,425 at March 31, 2005 and March 31,
  2004, respectively                               $    960,157    $    928,308
Note payable, related party, non-interest bearing        46,300          46,300
Accrued expenses                                        100,000          50,000
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES                        1,106,457       1,024,608
                                                   ------------    ------------
     TOTAL LIABILITIES                                1,106,457       1,024,608
                                                   ------------    ------------

SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares
  authorized; 4,988,889 shares issued
  and outstanding                                        49,889          49,889
Additional paid-in capital                           10,007,601      10,007,601
Treasury stock at cost; 26,906 shares                   (40,756)        (40,756)
Accumulated deficit - prior to development stage    (10,794,601)    (10,794,601)
Deficit accumulated during the development stage       (328,590)       (246,741)
                                                   ------------    ------------
Total shareholders' deficit                          (1,106,457)     (1,024,608)
                                                   ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $         --    $         --
                                                   ============    ============

                 The accompanying notes are an integral part of
                          these financial statements.

                                                              Form 10KSB Page 15

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                             For the period
                                                                             from January 1,
                                                                             1989 (date of
                                                   YEARS ENDED                development
                                         --------------------------------    stage) through
                                         March 31, 2005    March 31, 2004    March 31, 2005
                                         --------------    --------------    --------------
Revenue                                  $           --    $           --    $           --

Operating expense:
 Loss on liquidation of inventory                    --                --           (79,576)
 Impairment of other assets                          --                --          (346,689)
 Loss on repossession of assets                      --                --          (651,245)
 Write-off of accounts receivable                    --                --          (176,345)
 Write-off of advance to related party               --                --          (234,891)
 General and administrative expense             (50,000)          (50,000)         (100,000)
                                         --------------    --------------    --------------
Operating loss                                  (50,000)          (50,000)       (1,588,746)

Other income(expense):
 Gain on forgiveness of debt                         --                --           938,897
 Accrued interest on judgment payable           (31,849)          (31,849)         (606,274)
 Write-off of accrued liabilities                    --                --           927,533
                                         --------------    --------------    --------------
Total other income (expense)                    (31,849)          (31,849)        1,260,156
                                         --------------    --------------    --------------

Net loss before provision
 for income taxes                               (81,849)          (81,849)         (328,590)

Provision for income taxes                           --                --                --
                                         --------------    --------------    --------------

Net loss                                 $      (81,849)   $      (81,849)   $     (328,590)
                                         ==============    ==============    ==============
Basic and diluted loss per share         $        (0.02)   $        (0.02)
                                         ==============    ==============
Weighted-average number of
 common shares outstanding                    4,988,889         4,988,889
                                         ==============    ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                                                                                                                  Form 10KSB Page 16

                                                      KINGSTON SYSTEMS INC.
                                                  (A Development Stage Company)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE PERIOD FROM JANUARY 1, 1989 (Date of Development
                                                     Stage) TO MARCH 31, 2005

                                                                                                 Accumulated     Equity (deficit)
                                                                                                Deficit Prior       Accumulated
                                     Common Stock              Additional                          to the           During the
                          --------------------------------      Paid-in         Treasury         Development        Development
                              Shares             Amount         Capital           Stock             Stage              Stage
                          --------------    --------------   --------------   --------------    --------------    --------------
Balance at
December 31, 1988              4,988,889    $       49,889   $   10,007,601   $      (40,756)   $  (10,794,601)   $           --

Net gain for the period
 January 1, 1989 to
 March 31, 1989                       --                --               --               --                --         1,513,819

Net loss for the year
 ended March 31, 1990                 --                --               --               --                --        (1,029,783)

Net loss for the year
 ended March 31, 1991                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 1992                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 1993                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 1994                 --                --               --               --                --          (266,740)

Net loss for the year
 ended March 31, 1995                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 1996                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 1997                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 1998                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 1999                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 2000                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 2001                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 2002                 --                --               --               --                --           (31,849)

Net loss for the year
 ended March 31, 2003                 --                --               --               --                --           (31,849)

Balance at
March 31, 2003                 4,988,889    $       49,889   $   10,007,601   $      (40,756)   $  (10,794,601)   $     (164,892)

Net loss for the year                 --                --               --               --                --           (81,849)
                          --------------    --------------   --------------   --------------    --------------    --------------
Balance at
March 31, 2004                 4,988,889            49,889       10,007,601          (40,756)      (10,794,601)         (246,741)

Net loss for the year                 --                --               --               --                --           (81,849)
                          --------------    --------------   --------------   --------------    --------------    --------------
Balance at
March 31, 2005                 4,988,889    $       49,889   $   10,007,601   $      (40,756)   $  (10,794,601)   $     (328,590)
                          ==============    ==============   ==============   ==============    ==============    ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                                                              Form 10KSB Page 17

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  For the period
                                                                                  from January 1,
                                                                                   1989 (date of
                                                          YEARS ENDED               development
                                              ------------------------------       stage) through
                                               March 31, 2005    March 31, 2004    March 31,2005
                                               --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $      (81,849)   $      (81,849)   $     (328,590)
  Adjustments to reconcile net loss
      to net cash from operating activities:
     Write-off advance to related party                    --                --           234,891
     Loss on liquidation of inventory                      --                --            79,576
     Impairment of other assets                            --                --           346,689
     Gain on forgiveness of debt                           --                --          (938,897)
     Loss on repossession of assets                        --                --           651,245
     Write-off of accrued liabilities                      --                --          (927,533)
     Write-off of accounts receivable                      --                --           176,345
  Change in current assets and liabilities:
     Accrued interest on judgment payable              31,849            31,849           606,274
     Accruals                                          50,000            50,000           100,000
                                               --------------    --------------    --------------
NET CASH FROM OPERATING ACTIVITIES                         --                --                --
                                               --------------    --------------    --------------
NET CASH FROM INVESTING ACTIVITIES                         --                --                --
                                               --------------    --------------    --------------
NET CASH FROM FINANCING ACTIVITIES                         --                --                --
                                               --------------    --------------    --------------
Net (decrease)increase in cash                             --                --                --
Cash and cash equivalents, beginning                       --                --                --
                                               --------------    --------------    --------------
Cash and cash equivalents, ending              $           --    $           --    $           --
                                               ==============    ==============    ==============

Supplementary Cash Flow Information during the period from January 1, 1989 and prior to March 31, 2004:

o     A related party receivable in the amount of $234,891 was written off.
o     Inventory valued at $79,576 was liquidated.
o     Other assets with a book value of $346,689 were written off.
o A note payable in the amount of $2,910,000 was relieved by the repossession of property and equipment with a book value of $3,561,245, for a loss on repossession of $651,245.
o     A related party note payable in the amount of $938,897 was forgiven.
o     Certain accrued liabilities in the amount of $927,533 were written off.
o     Certain accounts receivables in the amount of $176,345 were written off.

                 The accompanying notes are an integral part of
                          these financial statements.

                                                              Form 10KSB Page 18

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization, Acquisitions and Mergers and Controlling Shareholder -- Kingston Systems Inc. ("Kingston" or the "Company"), a development stage company, was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last Securities and Exchange Commission ("SEC") filing of a Form 10-Q for the period ended December 31, 1988. The Company had been inactive, with the exception of expenses accrued for professional services and interest accrued on the judgment payable, until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics"), making Robotics a wholly-owned subsidiary. Robotics is in the business of manufacturing robotic machinery and it has been an operating company since February 11, 2002.

The majority and controlling shareholders of the Company as of May 16, 2006 are the following:

Name                      Shares                       Comments
----                      ------                       --------
Kingston Associates        105,902    Limited Partnership 60% controlled by
                                      Ralph McKittrick, CEO of Kingston Systems
Ralph McKittrick            32,453
Thor Corporation         2,332,133    Thor Corporation is 100% controlled by
                                      Ralph McKittrick
All others               2,518,401
                         ---------
                         4,988,889
                         ---------
Flood Trust                612,251    See Note 6
                         ---------
Total                    5,601,140
                         =========

NATURE OF BUSINESS - The Company had no operations in the years ended March 31, 2005 and 2004.

BASIS OF PRESENTATION -- The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Company's fiscal year is from April 1 through March 31.

DEVELOPMENT STAGE ACTIVITIES -- The Company has been in the development stage, as its operations ceased in December 1988. Subsequent to that date, the Company has disposed of all assets and liabilities, with the exception of a related party note payable and a judgment payable. The Company's only financial activities are the accrual of expenses for professional services and the accrual of interest for the judgment payable. Since January 1989, the Company has primarily spent its efforts in developing its business plan, seeking business opportunities and raising investment capital.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION -- The Company has not generated any revenue since 1988. Should it begin to generate revenue, its revenue recognition policies will follow accounting principles generally accepted in the United States of America.

BUSINESS CONDITION -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended March 31, 2005, the Company incurred a net loss of $81,849. With the exception of professional services accruals and the accruals for interest for the judgment payable, the Company has had no activity since 1988. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. That has not occurred as of March 31, 2005. Subsequent to that date, the Company has made an acquisition of Parallel Robotics Systems Inc. ("Robotics"), which is discussed in detail in Note 6.

The Company has been in negotiations with a number of potential investors, along with actively pursuing additional contracts for its newly acquired robotics business. The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Holo-Dek is a startup company that intends to open and operate a number of theaters (one theater is currently open) for video gamers. Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust, an investor in Robotics, is also a significant lender of working capital to Holo-Dek. The Company could potentially acquire Holo-Dek in the near future. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market, as a theater chain to be built exclusively for the use of video gamers.

                                                              Form 10KSB Page 19

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS -- Cash equivalents include highly liquid, short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

INVENTORY -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. Adjustments are made should the actual market value differ from the carrying value of the inventory.

PROPERTY AND EQUIPMENT -- Assets are recorded at cost and depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to seven years. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments, that extend the useful lives of existing equipment, are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment when situations arise that indicate the asset could be impaired. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INCOME TAXES -- No income taxes have been paid or accrued because the Company has had no net taxable income since inception for any fiscal period for which a tax return is required. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases (if such a difference exists), and the effect of net operating loss carry-forwards. Deferred tax assets would be reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets would be ultimately realized.

EARNINGS (LOSS) PER SHARE -- Basic earnings (loss) per share is calculated by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share is identical to basic earnings (loss) per share, as the Company has no dilutive securities at this time, such as stock options.

FAIR VALUES OF FINANCIAL INSTRUMENTS -- The carrying amounts reported in the balance sheets for notes payable approximate their fair values because the interest rates approximate current interest rates to be charged on similar borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS -- In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

In May 2003, the consensus on Emerging Issues Task Force ("EITF") Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Adoption of this standard did not have a material impact on the Company's financial statements.

                                                              Form 10KSB Page 20

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" which was originally issued in January 2003. FIN 46 provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the provisions of FIN 46 did not have a material impact on the Company's financial statements.

On December 18, 2003 the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),"Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have a material impact on the Company's financial statements until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions," to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinions No. 20 "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material impact on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS
As of March 31, 2005, the Company was involved in the following related party transaction:

o The Company has a note payable to Ralph McKittrick in the amount of $46,300 for unpaid wages incurred prior to December 31, 1988. The debt is non-interest bearing. The amount of the debt has not changed since it was incurred.

NOTE 3 - JUDGMENT PAYABLE

The current liabilities reflect a judgment payable of $353,883 principal and $606,274 interest, which was settled on April 6, 2006 for a cash payment to be made to the creditor in the amount of $100,000, which is to be coincident with a release of the judgment against the Company. The remaining judgment balance of $253,883, plus interest accrued through March 31, 2006 of $638,123, will be reflected as a debt forgiveness gain in the income statement for the quarter ending July 1, 2006 (unaudited).

NOTE 4 - SHAREHOLDERS' DEFICIT
At March 31, 2005 and 2004, the Company had 4,988,889 shares of common stock issued and outstanding with 10,000,000 shares authorized with a par value of $0.01 and $10,007,601 in additional paid-in capital. Subsequent to March 31, 2005, there are 612,251 shares issuable to the Flood Trust (see Note 6). At March 31, 2005 and 2004, the Company had an accumulated deficit of $11,123,191 and $11,041,342, respectively.

                                                              Form 10KSB Page 21

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES
The Company had net operating loss ("NOL") carry-forwards up to March 1988 when it last filed with Securities and Exchange Commission ("SEC"). The Company has had operating losses since then due to interest and professional services accruals. These net operating losses expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. As of March 31, 2005, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $812,626 which, if unused, will expire between 2006 through 2025.

The deferred tax asset and the provision for income taxes for the years ended March 31, 2005 and 2004 were:

For the years ended March 31,                  2005              2004
---------------------------------------------------------------------------
Operating loss carry forward             $       321,881    $       697,358
Valuation allowance                             (321,881)          (697,358)
                                         ---------------    ---------------
---------------------------------------------------------------------------

Total Deferred Tax Asset                 $            --                 --
===========================================================================

For the years ended March 31,                  2005              2004
---------------------------------------------------------------------------
Tax at federal statutory rate (34%)      $       (27,829)   $       (27,829)
Expiration of NOL carry forward                  407,898                 --
State tax benefit                                 (4,592)            (4,592)
Change in valuation allowance                   (375,477)            32,421
                                         ---------------    ---------------
---------------------------------------------------------------------------

Provision for Income Taxes               $            --    $            --
===========================================================================

NOTE 6 - SUBSEQUENT EVENTS
o On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics for one share of Kingston's common stock, the result of which acquisition Robotics became a wholly-owned subsidiary of Kingston. In addition, an Exchange Agreement (the "Agreement") was signed between Kingston, Robotics and the Trust. The Trust, as payee, was issued a promissory note (the "Note") by Robotics. The Trust acquired shares in Kingston by assigning to Kingston, as consideration, its rights as payee under the Note, in exchange for 612,251 newly issued shares of Kingston's common stock, recorded on the books of Kingston at $3.00 per share, which resulted in $6,123 of common stock and $1,830,629 of additional paid-in capital (the Company expects to physically issue the shares by the end of May, 2006). Kingston, as the new payee under the Note, then cancelled the Note, and any obligations of Robotics under the Note. Kingston filed a Form 8-K on this transaction on August 19, 2005. As a result of the acquisition, the Company realized a goodwill impairment loss of $1,787,431 on the books of Kingston (discussed below).

      This transaction has been accounted for in accordance with SFAS No. 141, "Business Combinations," using the purchase method of accounting. The Company has evaluated the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition. The purchase of Robotics resulted in the recording of the excess of cost over the fair value of acquired net assets (goodwill) of $1,787,431 (see detail below). Subsequent to the acquisition, the Company immediately evaluated the goodwill for impairment and determined that it was impaired.

                                                              Form 10KSB Page 22

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

Acquisition of Robotics:
Fair value of assets acquired:
   Cash                                                            $     38,988
   Accounts receivable                                                   32,119
   Note receivable, related party                                       151,013
   Inventory                                                             97,495
   Other assets                                                         181,700
   Property, equipment and software, net                                 13,767
                                                                   ------------
Total fair value of assets acquired                                $    515,082
                                                                   ------------

Fair value of liabilities assumed:
   Accounts payable                                                $      5,591
   Loan payable, related party                                           91,172
   Customer prepayments                                                 260,416
   Other liabilities                                                     28,382
   Notes payable                                                         80,200
                                                                   ------------
Total fair value of liabilities assumed                            $    465,761
                                                                   ------------

Fair value of net assets acquired                                  $     49,321
                                                                   ============

Equity issued in lieu of cash                                         1,836,752
Acquisition costs                                                            --
Goodwill-excess of cost over fair value of acquired
  net assets                                                          1,787,431
Impairment of goodwill                                             $ (1,787,431)

      On October 26, 2005, the aforementioned Note and Agreement was executed by the Trust and Robotics. The executed Note and Exchange Agreement is in accordance with the August 18, 2005 transaction. The executed Note, with a principal balance of $1,500,141 and accrued interest of $336,611, was payable on demand by Robotics to the Trust, with interest at a rate of 8% per annum through October, 2004. The executed Exchange Agreement cancelled that Note and forgave the debt as of August 18, 2005, and any obligations of Robotics under the Note.

      This satisfied the obligation to issue the 612,251 shares of Kingston common stock to the Trust.

      Robotics is in the business of building robots, called rotopods and hexapods. These robots are similar to the type of apparatus used to move flight simulators. The robots allow movement in all planes of motion and are primarily purchased by companies for product development and testing, although some robots are used in manufacturing. A significant component of the robot package is the customized software program that operates the robot's motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract generally generates revenue of approximately $125,000. Robotics sells its products internationally. The revenues for Robotics for the years ended March 31, 2005 and 2004 were $747,186 and $386,437, respectively.

o The current liabilities reflect a judgment payable of $353,883 principal and $606,274 of related, accrued interest, which was settled on April 6, 2006 for a cash payment to be made to the creditor in the amount of $100,000, which is to be coincident with a release of the judgment against the Company. The remaining judgment balance of $253,883, plus interest accrued through March 31, 2006 of $638,123, will be reflected as a debt forgiveness gain in the statement of operations for the quarter ending July 1, 2006 (unaudited).

                                                              Form 10KSB Page 23

EXHIBITS