Form 10QSB
period 2005-07-02
KINGSTON SYSTEMS INC
filed 2006-05-16
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                   For the Quarterly Period Ended July 2, 2005
                                                  ------------

                         Commission File Number: 0-15840

                              KINGSTON SYSTEMS INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                          14-1688816
----------------------------------------                     -------------------
    (State or other jurisdiction of                            (I.R.S. Employer
      incorporation or organization)                         Identification No.)

 8 Merrill Industrial Drive Unit 12
      Hampton, New Hampshire                                        03842
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip code)

                   Registrant's telephone number: 603-758-1333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

       Title of Class                            Number of Shares Outstanding
-----------------------------                    -----------------------------
Common Stock
(par value $0.01 per share)                      4,988,889 as of May 16, 2006
                                                 (612,251 additional shares
                                                 issuable)

                                                              Form 10-QSB Page 1

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

     PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Balance Sheets as of July 2, 2005 and March 31, 2005                 2
Condensed Statements of Operations for the Three Months Ended
  July 2, 2005 and July 3, 2004 and for the period from
  January 1, 1989 (date of development stage) through July 2, 2005             3
Condensed Statements of Cash Flows for the Three Months Ended
  July 2, 2005 and July 3, 2004 and for the period from
  January 1, 1989 (date of development stage) through July 2, 2005             4
Notes to the Condensed Financial Statements                                  5-8

Item 2. Management's Discussion and Analysis of
   Financial Condition or Plan of Operations                                9-10

Item 3. Controls and procedures                                               11

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 2. Unregistered Sales of Equity Securities                               11

Item 3. Defaults Upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits and Reports on Form 8-K                                   11-12

Signatures                                                                 12-16

                                                              Form 10-QSB Page 2

ITEM 1: FINANCIAL STATEMENTS

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                      July 2,        March 31,
                                                       2005            2005
                                                   ------------    ------------

                                     ASSETS

     TOTAL ASSETS                                  $         --    $         --
                                                   ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Judgment payable, including interest
  of $614,237 and $606,274 as of July 2, 2005
  and March 31, 2005, respectively                 $    968,119    $    960,157
Notes payable, related party, non-interest
  bearing                                                46,300          46,300
Accrued expenses                                        112,500         100,000
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES                        1,126,919       1,106,457
                                                   ------------    ------------
     TOTAL LIABILITIES                                1,126,919       1,106,457
                                                   ------------    ------------

SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares
  authorized; 4,988,889 shares issued
  and outstanding                                        49,889          49,889
Additional paid-in capital                           10,007,601      10,007,601
Accumulated deficit-prior to development stage      (10,794,601)    (10,794,601)
Deficit accumulated during the development stage       (349,052)       (328,590)
Treasury stock at cost; 26,906 shares                   (40,756)        (40,756)
                                                   ------------    ------------
Total shareholders' deficit                          (1,126,919)     (1,106,457)
                                                   ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $         --    $         --
                                                   ============    ============

                          The accompanying notes are an
             integral part of these condensed financial statements.

                                                              Form 10-QSB Page 3

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                             For the period
                                                                             from January 1
                                                                              1989 (date of
                                                THREE MONTHS ENDED             development
                                         --------------------------------    stage) through
                                          July 2, 2005      July 3, 2004      July 2, 2005
                                         --------------    --------------    --------------
Revenue                                  $           --    $           --    $           --

Operating expense:
 Write-off of advance to related party               --                --          (234,891)
 Loss on liquidation of inventory                    --                --           (79,576)
 Impairment of other assets                          --                --          (346,689)
 Loss on repossession of assets                      --                --          (651,245)
 Write-off of accounts receivable                    --                --          (176,345)
 General and administrative expense             (12,500)          (12,500)         (112,500)
                                         --------------    --------------    --------------
Operating loss                                  (12,500)          (12,500)       (1,601,246)

Other income (expense):
 Gain on forgiveness of debt                         --                --           938,897
 Accrued interest on judgment payable            (7,962)           (7,962)         (614,236)
 Write-off of accrued liabilities                    --                --           927,533
                                         --------------    --------------    --------------
Total other income (expense)                     (7,962)           (7,962)        1,252,194
                                         --------------    --------------    --------------

Net loss before provision
 for income taxes                               (20,462)          (20,462)         (349,052)

Provision for income taxes                           --                --                --
                                         --------------    --------------    --------------

Net loss                                 $      (20,462)   $      (20,462)   $     (349,052)
                                         ==============    ==============    ==============
Basic and diluted loss per share         $        (0.00)   $        (0.00)
                                         ==============    ==============
Weighted-average number of
 common shares outstanding                    4,988,889         4,988,889
                                         ==============    ==============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                                              Form 10-QSB Page 4

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    For the period
                                                                                    from January 1,
                                                                                    1989 (date of
                                                      THREE MONTHS ENDED             development
                                               --------------------------------     stage through
                                                July 2, 2005      July 3, 2004      July 2, 2005
                                               --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $      (20,462)   $      (20,462)   $     (349,052)
   Adjustments to reconcile net loss to
      net cash from operating activities:
     Write-off of advance to related party                 --                --           234,891
     Loss on liquidation of inventory                      --                --            79,576
     Impairment of other assets                            --                --           346,689
     Gain on forgiveness of debt                           --                --          (938,897)
     Loss on disposition of assets                         --                --           651,245
     Write-off of accrued liabilities                      --                --          (927,533)
     Write-off of accounts receivable                      --                --           176,345
   Change in current assets and liabilities:
     Accrued interest on judgment payable               7,962             7,962           614,236
     Accruals                                          12,500            12,500           112,500
                                               --------------    --------------    --------------
NET CASH FROM OPERATING ACTIVITIES                         --                --                --
                                               --------------    --------------    --------------
NET CASH FROM INVESTING ACTIVITIES                         --                --                --
                                               --------------    --------------    --------------
NET CASH FROM FINANCING ACTIVITIES                         --                --                --
                                               --------------    --------------    --------------
Net (decrease)increase in cash                             --                --                --
Cash and cash equivalents, beginning                       --                --                --
                                               --------------    --------------    --------------
Cash and cash equivalents, ending              $           --    $           --    $           --
                                               ==============    ==============    ==============

Supplementary Cash Flow Information during the period from January 1, 1989 and prior to July 2, 2005:

o     A related party receivable in the amount of $234,891 was written off.
o     Inventory valued at $79,576 was liquidated.
o     Other assets with a book value of $346,689 were written off.
o A note payable in the amount of $2,910,000 was relieved by the repossession of property and equipment with a book value of $3,561,245, for a loss on repossession of $651,245.
o     Certain accrued liabilities in the amount of $927,533 were written off.
o     A related party note payable in the amount of $938,897 was written off.
o     Certain accounts receivables in the amount of $176,345 were written off.

                          The accompanying notes are an
             integral part of these condensed financial statements.

                                                              Form 10-QSB Page 5

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, ACQUISITIONS AND MERGERS AND CONTROLLING SHAREHOLDERS -- Kingston Systems Inc. ("Kingston" or the "Company") is a development stage company that was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last Securities and Exchange Commission ("SEC") filing of a Form 10-Q for the period ended December 31, 1988. The Company had been inactive since that date, as it pursues other business opportunities, with the exception of expenses accrued for professional services and interest on a judgment payable.

On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics"), and a Form 8-K was immediately issued announcing the purchase. Thus, Robotics became a wholly-owned subsidiary of Kingston. In addition, an agreement (the "Exchange Agreement") was signed between Kingston, Robotics and the Flood Trust ("the Trust"). The Trust, as payee, was issued a $1,836,752 promissory note by Robotics (the "Note") for working capital loans provided to Robotics by the Trust between April 12, 2002 and October 31, 2004, plus accrued interest. The Trust acquired shares in Kingston by assigning to Kingston, as consideration, its rights as payee under the Note, in exchange for 612,251 newly issued shares of Kingston's common stock (see Note 2). Kingston, as the new payee under the Note, then cancelled the Note, and any obligations of Robotics under the Note.

The majority and controlling shareholders of the Company as of May 16, 2006 are the following:

Name                      Shares                       Comments
----                      ------                       --------
Kingston Associates       105,902    Limited Partnership 60% controlled by
                                     Ralph McKittrick, CEO of Kingston Systems
Ralph McKittrick           32,453
Thor Corporation        2,332,133    Thor Corporation is 100% controlled by
                                     Ralph McKittrick
All others              1,906,150
                        ---------
                        4,988,889
                        ---------
Flood Trust               612,251    See Note 2
                        ---------
Total                   5,601,140
                        =========

DEVELOPMENT STAGE ACTIVITIES - The Company has been in the development stage, as its operations ceased in December 1988. Subsequent to that date, the Company has disposed of all assets and liabilities, with the exception of a related party note payable and a judgment payable. The Company's only financial activity has been the accrual of expenses for professional services and the accrual of interest for the judgment payable. Since January 1989, the Company has primarily spent its efforts in developing its business plan, seeking business opportunities and raising investment capital.

NATURE OF BUSINESS - The Company had no operations as of July 2, 2005. Subsequent to that date, as discussed above, the Company acquired Robotics which is in the business of building robots, called rotopods and hexapods. These robots are similar to the type of apparatus used to move flight simulators. The robots allow movement in all planes of motion and are primarily purchased by companies for product development and testing, although some robots are used in manufacturing. A significant component of the robot package is the customized software program that operates the robot's motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract generally generates revenue of approximately $125,000. Robotics sells its products internationally.

BASIS OF PRESENTATION -- The financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with GAAP have been omitted, pursuant to such rules and regulations. The Company's fiscal year is from April 1 through March 31.

CONDENSED INTERIM FINANCIAL STATEMENTS -- The accompanying financial statements include the accounts of Kingston. These financial statements should be read in conjunction with the Company's Form 10-KSB for the period ended March 31, 2005, on file with the Securities and Exchange Commission ("SEC"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the full year ended March 31, 2006.

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

                                                              Form 10-QSB Page 6

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

REVENUE RECOGNITION -- The Company has not generated any revenue since 1988. Should it begin to generate revenue, its revenue recognition policies will follow accounting principles generally accepted in the United States of America.

BUSINESS CONDITION -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended July 2, 2005, the Company incurred a net loss of $20,462. With the exception of accruals for professional services and interest on the judgment payable, until the acquisition of Robotics, noted above, the Company had no activity since 1988. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities. At July 2, 2005, the Company's continuation as a going concern was dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. That had not occurred as of July 2, 2005.

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

                                                              Form 10-QSB Page 7

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -- SUBSEQUENT EVENTS

o On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics for one share of Kingston's common stock, the result of which acquisition Robotics became a wholly-owned subsidiary of Kingston. In addition, an Exchange Agreement was signed between Kingston, Robotics and the Trust. The Trust, as payee, was issued a promissory note by Robotics. The Trust acquired shares in Kingston by assigning to Kingston, as consideration, its rights as payee under the Note, in exchange for 612,251 newly issued shares of Kingston's common stock, recorded on the books of Kingston at $3.00 per share, which resulted in $6,123 of common stock and $1,830,629 of additional paid-in capital (the Company expects to physically issue the shares by the end of May, 2006). Kingston, as the new payee under the Note, then cancelled the Note, and any obligations of Robotics under the Note. Kingston filed a Form 8-K on this transaction on August 19, 2005. As a result of the acquisition, the Company realized a goodwill impairment loss of $1,787,431 on the books of Kingston (discussed below).

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

Acquisition of Robotics:
Fair value of assets acquired:
   Cash                                                             $    38,988
   Accounts receivable                                                   32,119
   Note receivable, related party                                       151,013
   Inventory                                                             97,495
   Other assets                                                         181,700
   Property, equipment and software, net                                 13,767
                                                                    -----------
Total fair value of assets acquired                                 $   515,082
                                                                    -----------

Fair value of liabilities assumed:
   Accounts payable                                                 $     5,591
   Loan payable, related party                                           91,172
   Customer prepayments                                                 260,416
   Other liabilities                                                     28,382
   Notes payable                                                         80,200
                                                                    -----------
Total fair value of liabilities assumed                             $   465,761
                                                                    -----------

Fair value of net assets acquired                                   $    49,321
                                                                    ===========

Equity issued in lieu of cash
                                                                      1,836,752
Acquisition costs
                                                                    -----------
Goodwill-excess of cost over fair value of acquired
  net assets                                                          1,787,431
Impairment of goodwill                                              $(1,787,431)

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

o The current liabilities reflect a judgment payable of $353,883 principal and $614,237 of related, accrued interest, which was settled on April 6, 2006 for a cash payment to be made to the creditor in the amount of $100,000, which is to be coincident with a release of the judgment against the Company.

      The remaining judgment balance of $253,883, plus interest accrued through March 31, 2006 of $638,123, will be reflected as a debt forgiveness gain in the statement of operations for the quarter ending July 1, 2006.

                                                              Form 10-QSB Page 8

                              KINGSTON SYSTEMS INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -- RELATED PARTY TRANSACTIONS

As of July 2, 2005, the Company was involved in the following related party transaction:

The Company has a debt payable to Ralph McKittrick in the amount of $46,300 for unpaid wages incurred prior to December 31, 1988. The debt is non-interest bearing. The amount of the debt has not changed since it was incurred.

NOTE 4 -- JUDGMENT PAYABLE

The Company's current liabilities reflect a judgment payable of $353,883 principal and $614,237 interest, which was settled on April 6, 2006 for a cash payment to be made to the creditor in the amount of $100,000, which is to be coincident with a release of the judgment against the Company (see Note 2).

The remaining judgment balance of $253,883, plus interest accrued through March 31, 2006 of $638,123, will be reflected as a debt forgiveness gain in the income statement for the quarter ending July 1, 2006.

NOTE 5 -- SHAREHOLDERS' DEFICIT

At July 2, 2005, the Company had 4,988,889 shares of common stock issued and outstanding with 10,000,000 shares authorized with a par value of $0.01. Subsequent to the date of this Form 10-QSB, there are 612,251 shares issuable to the Flood Trust (see Note 2). The Company had $10,007,601 in additional paid-in capital and an accumulated deficit of $11,143,653. At March 31, 2005, the Company had 4,988,889 shares of common stock issued and outstanding and 10,000,000 shares of common stock authorized with a par value $.01. The Company had $10,007,601 in additional paid-in capital and an accumulated deficit of $11,123,191.

NOTE 6 -- INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. Kingston had net operating loss ("NOL") carry-forwards up to March 1998 when it last filed with the SEC. Kingston has had operating losses since then due to professional accruals and interest accrued on the judgment payable. These net operating losses expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. As of July 2, 2005 and March 31, 2005, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $812,626 which, if unused, will expire between 2006 through 2025. As of July 2, 2005 and March 31, 2005, the Company had no deferred tax assets on its balance sheets, as the Company offset those assets with equivalent valuation allowances (see Note 1).

                                                              Form 10-QSB Page 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                                     GENERAL

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

This management's discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various SEC filings. No assurance can be given that any such matters will be realized.

                              RESULTS OF OPERATIONS

SUMMARY
Kingston is a development stage company that was incorporated in 1983 and re-incorporated in Delaware in 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last SEC filing of a Form 10-Q for the period ended December 31, 1988. The Company had been inactive since that date, until the acquisition of Robotics, with the exception of expenses accrued for professional services and interest on the judgment payable.

PLAN OF OPERATIONS
As discussed in Note 1 and below in the management's discussion and analysis, Kingston was a dormant company from 1988 until, in a subsequent event in August of 2005 (see Note 2), Kingston acquired Robotics in an attempt to revive itself. Robotic's business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotic's robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek Gaming Inc. ("Holo-Dek"), a startup gaming business, which could provide another market for Robotic's products (Robotics and Holo-Dek share office facilities and a number of employees-see Note 1 for additional information). There has been a stable funding base for Robotics through the Trust, along with revenue from the sales of the Company's robots. Management believes that it is necessary to obtain additional capital investment, through either the public or private markets, in order to allow the Company to expand its robotics business, invest in strategic opportunities, achieve overall profitability and provide cash flow self-sufficiency. Management is striving to obtain additional funding, but there can be no assurance that management will succeed in a timely fashion. If additional funding is not obtained, the Company may need to curtail operations.

THE THREE MONTHS ENDED JULY 2, 2005 COMPARED TO THE THREE MONTHS ENDED JULY 3, 2004
General and administrative expenses were $12,500 in the first quarters of fiscal 2006 and fiscal 2005. That amount was for professional services for Kingston

Interest expense in the first quarters of fiscal 2006 and fiscal 2005 was $7,962. This was accrued interest for the judgment payable.

The Company's losses for the first quarters of fiscal 2006 and fiscal 2005 were $20,462, which resulted in an earnings per share of $0.00 in the first quarters of fiscal 2006 and fiscal 2005, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

During the first quarters of fiscal 2006 and 2005, net cash used by operations was $0. In both periods, the net loss related to professional services accruals and interest accrued for the judgment payable was offset by the balance sheet impact of those entries. There was no activity in investing or financing activities in either period.

As discussed in Note 1, the Company has had no activity since 1988. Subsequent to that date, the Company has made an acquisition, which is discussed in detail in Note 2.

                         OFF BALANCE SHEET ARRANGEMENTS

As of July 2, 2005 and March 31, 2005, the Company had no off balance sheet arrangements with any parties.

                          CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon Kingston's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. The Company evaluates its estimates on an ongoing basis, including estimates for income tax assets and liabilities and the impairment of the value of investments. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

                                                             Form 10-QSB Page 10

                           ACCOUNTING FOR INCOME TAXES

The Company currently records a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion, the net operating losses do not meet the more likely than not criteria for future realization.

                            IMPAIRMENT OF INVESTMENTS

The Company reviews estimates of the value of its investments each reporting period and will record an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

                               INVENTORY VALUATION

Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company would make an adjustment to reduce the value of the inventory.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-value-based method, with the resulting cost recognized in the Company's financial statements. This standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have a material impact on the Company's financial statements until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions", to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical. SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material impact on the Company's financial statements.

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

                           FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes that could adversely affect the Company's operating results in one or more fiscal quarters. Results in operations in any past period should not be considered indicative of results to be expected in future periods.

While the Company continues to seek additional financing to support operations, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on acceptable terms, the Company may be unable to continue its business as desired and operating results may be adversely affected. Debt financing, if available, will increase expenses and must be repaid, regardless of operating results. Equity financing could result in dilution to existing stockholders.

Given the Company's inactivity since 1988, there are no specific risks and uncertainties to identify at this time.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                                             Form 10-QSB Page 11

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
The Company's principal executive officer and principal financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) have concluded that, as of a date within 90 days of the filing date of this report (the "Evaluation Date") the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This July 2, 2005 Form 10-QSB is delinquent, as the Company is in the process of reviving itself. The Company expects to be current in its SEC filings as of the filing of its Form 10-QSB for the fiscal period ended December 31, 2005.

CHANGES IN INTERNAL CONTROLS
Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in internal controls. As a result, no corrective actions were required or undertaken.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

                                                             Form 10-QSB Page 12

b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KINGSTON SYSTEMS INC.


Date:    May 16, 2006           By:    /s/ Ralph E. McKittrick
                                       -----------------------
                                       Ralph E. McKittrick
                                       Chief Executive Officer


Date:    May 16, 2006           By:    /s/ George J. Coupe
                                       -----------------------
                                       George J. Coupe
                                       Chief Financial Officer