Form 10QSB
period 2005-10-01
KINGSTON SYSTEMS INC
filed 2006-05-16
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                 For the Quarterly Period Ended October 1, 2005
                                                ---------------

                         Commission File Number: 0-15840

                              KINGSTON SYSTEMS INC.
                              ---------------------

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

                                                              Form 10-QSB Page 1

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

     PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of
   October 1, 2005 and March 31, 2005                                      2
Condensed Consolidated Statements of Operations for the
   Three Months Ended October 1, 2005 and October 2, 2004                  3
Condensed Consolidated Statements of Operations for the
   Six Months Ended October 1, 2005 and October 2, 2004                    4
Condensed Consolidated Statements of Cash Flows for the
   Six Months Ended October 1, 2005 and October 2, 2004                    5
Notes to the Condensed Consolidated Financial Statements                   6-10

Item 2. Management's Discussion and Analysis or Plan
   of Operations                                                           11-14

Item 3. Controls and procedures                                            15

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  15

Item 2. Unregistered Sales of Equity Securities                            15

Item 3. Defaults Upon Senior Securities                                    15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 5. Other Information                                                  15

Item 6. Exhibits and Reports on Form 8-K                                   15-16

Signatures                                                                 16-20

                                                              Form 10-QSB Page 2

ITEM 1: FINANCIAL STATEMENTS

                              KINGSTON SYSTEMS INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     October 1,      March 31,
                                                       2005            2005
                                                   ------------    ------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                          $        913    $         --
Accounts receivable                                      41,332              --
Inventory                                               204,168              --
Other current assets                                      1,372              --
                                                   ------------    ------------
     TOTAL CURRENT ASSETS                          $    247,785    $         --

OTHER ASSETS:
Property and equipment, net of accumulated
  depreciation of $1,211                                 10,624              --
Note receivable, related party                           97,083              --
Software, net of accumulated depreciation
  of $274                                                 1,657              --
Security deposits                                        12,000              --
Software development costs                              168,903              --
                                                   ------------    ------------
     TOTAL ASSETS                                  $    538,052    $         --
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                   $     80,535    $         --
Loan payable, related party                              80,373              --
Customer prepayments                                    253,176              --
Judgment payable, including interest of $622,199
  and $606,274 as of October 1, 2005 and March 31,
  2005, respectively                                    976,082         960,157
Note payable, related party, non-interest bearing        46,300          46,300
Accrued expenses and other liabilities                  156,335         100,000
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES                     $  1,592,801    $  1,106,457

LONG TERM LIABILITIES:
Note payable, related party, non-interest bearing           200              --
Note payable, non-interest bearing                       80,000              --
                                                   ------------    ------------
     TOTAL LIABILITIES                             $  1,673,001    $  1,106,457
                                                   ------------    ------------

SHAREHOLDERS' DEFICIT:
Common stock:
  $0.01 par value; 10,000,000 shares authorized;
   4,988,889 shares issued and outstanding               49,889          49,889
  612,251 shares issuable to the Flood Trust as
   of August 18, 2005                                     6,123              --
Additional paid-in capital                           11,838,230      10,007,601
Accumulated deficit                                 (12,988,435)    (11,123,191)
Treasury stock at cost; 26,906 shares                   (40,756)        (40,756)
                                                   ------------    ------------
Total shareholders' deficit                          (1,134,949)     (1,106,457)
                                                   ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $    538,052    $         --
                                                   ============    ============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                                              Form 10-QSB Page 3

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                   ----------------------------
                                                      Oct. 1,        Oct. 2,
                                                       2005            2004
                                                   ------------    ------------
Revenue                                            $     18,975    $         --
Cost of sales                                             4,736              --
                                                   ------------    ------------
 Gross profit                                            14,239              --

Operating expense:
 Selling                                                  8,313              --
 General and administrative                              47,816          12,500
 Research and development                                 6,763              --
 Goodwill impairment                                  1,787,431              --
                                                   ------------    ------------
   Total operating expense                            1,850,323          12,500
                                                   ------------    ------------
Operating loss                                       (1,836,084)        (12,500)
                                                   ------------    ------------
Other expense:
 Interest expense                                        (8,698)         (7,962)
                                                   ------------    ------------
   Total other expense                                   (8,698)         (7,962)
                                                   ------------    ------------

Net loss before provision for income taxes           (1,844,782)        (20,462)

Provision for income taxes                                   --              --
                                                   ------------    ------------

Net loss                                           $ (1,844,782)   $    (20,462)
                                                   ============    ============
Basic and diluted loss per share                   $      (0.35)   $      (0.00)
                                                   ============    ============
Weighted-average number of
 common shares outstanding                            5,291,650       4,988,889
                                                   ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              Form 10-QSB Page 4

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         SIX MONTHS ENDED
                                                   ----------------------------
                                                      Oct. 1,         Oct. 2,
                                                       2005            2004
                                                   ------------    ------------
Revenue                                            $     18,975    $         --
Cost of sales                                             4,736              --
                                                   ------------    ------------
 Gross profit                                            14,239              --

Operating expense:
 Selling                                                  8,313              --
 General and administrative                              60,316          25,000
 Research and development                                 6,763              --
 Goodwill impairment                                  1,787,431              --
                                                   ------------    ------------
   Total operating expense                            1,862,823          25,000
                                                   ------------    ------------
Operating loss                                       (1,848,584)        (25,000)
                                                   ------------    ------------
Other expense:
 Interest expense                                       (16,660)        (15,924)
                                                   ------------    ------------
   Total other expense                                  (16,660)        (15,924)
                                                   ------------    ------------

Net loss before provision for income taxes           (1,865,244)        (40,924)

Provision for income taxes                                   --              --
                                                   ------------    ------------

Net loss                                           $ (1,865,244)   $    (40,924)
                                                   ============    ============
Basic and diluted loss per share                   $      (0.36)   $      (0.01)
                                                   ============    ============
Weighted-average number of
 common shares outstanding                            5,138,624       4,988,889
                                                   ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              Form 10-QSB Page 5

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED
                                                   ----------------------------
                                                      Oct. 1,         Oct. 2,
                                                       2005            2004
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (1,865,244)   $    (40,924)
  Adjustments to reconcile net loss to net
     cash from operating activities:
   Depreciation and amortization                          1,485              --
   Changes in assets and liabilities:
    Impairment of goodwill                            1,787,431              --
    Accounts receivable                                  (9,213)             --
    Inventory                                          (106,672)             --
    Accounts payable and accrued liabilities            102,898          25,000
    Customer prepayments                                 (7,240)             --
    Other assets/liabilities                               (575)             --
    Accrued interest on judgment payable                 15,924          15,924
                                                   ------------    ------------
NET CASH FROM OPERATING ACTIVITIES                      (81,206)             --
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable, related party                         53,930              --
                                                   ------------    ------------
NET CASH FROM INVESTING ACTIVITIES                       53,930              --
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable, related party                           (10,799)             --
                                                   ------------    ------------
NET CASH FROM FINANCING ACTIVITIES                      (10,799)             --
                                                   ------------    ------------
Net decrease in cash                                    (38,075)             --
Cash and cash equivalents, beginning                     38,988              --
                                                   ------------    ------------
Cash and cash equivalents, ending                  $        913    $         --
                                                   ============    ============

Supplemental disclosure of cash flow
  information:

Cash paid for interest                             $        734    $         --
Cash paid for income taxes                         $         --    $         --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                              Form 10-QSB Page 6

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, ACQUISITIONS AND MERGERS AND CONTROLLING SHAREHOLDERS -- Kingston Systems Inc. ("Kingston" or the "Company") was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. Parallel Robotics Systems Corporation ("Robotics") was incorporated in New Hampshire on January 28, 2002. On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics, and a Form 8-K was immediately issued announcing the purchase. Thus, Robotics became a wholly-owned subsidiary of Kingston. In addition, an agreement (the "Exchange Agreement") was signed between Kingston, Robotics and the Flood Trust ("the Trust"). The Trust, as payee, was issued a $1,836,752 promissory note by Robotics (the "Note") for working capital loans provided to Robotics by the Trust between April 12, 2002 and October 31, 2004, plus accrued interest. The Trust acquired shares in Kingston by assigning to Kingston, as consideration, its rights as payee under the Note, in exchange for 612,251 newly issued shares of Kingston's common stock (see Note 2). Kingston, as the new payee under the Note, then cancelled the Note, and any obligations of Robotics under the Note.

The majority and controlling shareholders of the Company as of May 16, 2006 are the following:

Name                     Shares                   Comments
----                     ------                   --------
Kingston Associates      105,902    Limited Partnership 60% controlled by
                                    Ralph McKittrick, CEO of Kingston Systems
Ralph McKittrick          32,453
Thor Corporation       2,332,133    Thor Corporation is 100% controlled by
                                    Ralph McKittrick
All others             2,518,401
                       ---------
                       4,988,889
                       ---------
Flood Trust              612,251    See Note 2
                       ---------
Total                  5,601,140
                       =========

NATURE OF BUSINESS -- The Company's revenue generating subsidiary, Robotics, is in the business of building robots, called rotopods and hexapods. These robots are similar to the type of apparatus used to move flight simulators. The robots allow movement in all planes of motion and are primarily purchased by companies for product development and testing, although some robots are used in manufacturing. A significant component of the robot package is the customized software program that operates the robot's motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract generally generates revenue of approximately $125,000. Robotics sells its products internationally.

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

CONDENSED INTERIM FINANCIAL STATEMENTS -- The accompanying consolidated financial statements include the accounts of Kingston and its subsidiary Robotics. These financial statements should be read in conjunction with the Company's Form 10-KSB for the period ended March 31, 2005, on file with the Securities and Exchange Commission ("SEC"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ended March 31, 2006.

CONSOLIDATION -- The accompanying condensed consolidated financial statements include the accounts and transactions of Kingston for all periods presented and the accounts and transactions of its subsidiary from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION -- The Company's revenue generating subsidiary, Robotics, is in the business of building robots. On average, it takes three to six months to build a robot. The Company categorizes all pre-shipment progress payments from the customers on the balance sheet as a "customer prepayment liability." Upon shipment of the robot, the Company releases those liabilities to revenue, along with the related cost of sales. Should a completed robot have its shipment temporarily delayed, as authorized by the customer (for example, the customer's facility may not yet be prepared to install the robot), the Company will recognize the robot's revenue and cost of sales at time of completion of the robot. Any service agreements sold on the product are recognized as revenue over the life of the agreement. Costs are recognized as incurred.

                                                              Form 10-QSB Page 7

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS CONDITION -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the six months ended October 1, 2005, the Company incurred a net loss of $77,813, excluding the adjustment for goodwill impairment. As noted in the previous paragraph, the Company receives progress payments from customers that are not recognized as revenue until the product is shipped or billed as a completed unit sold. That customer prepayment liability was $253,176 at October 1, 2005 and reflects revenue of which a portion is expected to be recognized in the third and fourth quarters of fiscal 2006. Nonetheless, the loss from operations raises doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. The Company has been in negotiations with a number of potential investors, along with actively pursuing additional contracts for its robotics business (see Note 3, "Related Party Transactions").

CASH AND CASH EQUIVALENTS -- Cash equivalents include highly liquid, short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

ACCOUNTS RECEIVABLE - Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts.

INVENTORY -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At October 1, 2005, inventory of $204,168 consisted of work in process materials, spare parts and capitalized labor for five robotics contracts, expected to be completed primarily in the third and fourth quarters of fiscal 2006.

PROPERTY AND EQUIPMENT -- Property and equipment consists of computer equipment, machinery and an automobile. The assets are recorded at cost and depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to seven years. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments, that extend the useful lives of existing equipment, are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

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

RESEARCH AND PRODUCT DEVELOPMENT COSTS - The Company expenses research and product development costs as incurred.

EARNINGS (LOSS) PER SHARE -- Basic earnings (loss) per share is calculated by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding (and issuable, see Note 2) during each period. Diluted earnings (loss) per share is identical to basic earnings (loss) per share, as the Company has no dilutive securities at this time, such as stock options.

FAIR VALUES OF FINANCIAL INSTRUMENTS -- The carrying amounts reported in the balance sheets for notes payable approximate their fair values because the interest rates approximate current interest rates to be charged on similar borrowings.

                                                              Form 10-QSB Page 8

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- ACQUISITION OF PARALLEL ROBOTIC SYSTEMS

On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics for one share of Kingston's common stock, as a result of which acquisition Robotics became a wholly-owned subsidiary of Kingston. In addition, an Exchange Agreement was signed between Kingston, Robotics and the Trust. The Trust, as payee, was issued a promissory note by Robotics. The Trust acquired shares in Kingston by assigning to Kingston, as consideration, its rights as payee under the Note, in exchange for 612,251 newly issued shares of Kingston's common stock, recorded on the books of Kingston at $3.00 per share, which resulted in $6,123 of common stock and $1,830,629 of additional paid-in capital (the Company expects to physically issue the shares by the end of May, 2006). Kingston, as the new payee under the Note, then cancelled the Note, and any obligations of Robotics under the Note. Kingston filed a Form 8-K on this transaction on August 19, 2005. As a result of the acquisition, the Company realized a goodwill impairment loss of $1,787,431 on the books of Kingston (discussed below).

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

Acquisition of Robotics:
Fair value of assets acquired:
   Cash                                                            $     38,988
   Accounts receivable                                                   32,119
   Note receivable, related party                                       151,013
   Inventory                                                             97,495
   Other assets                                                         181,700
   Property, equipment and software, net                                 13,767
                                                                   ------------
Total fair value of assets acquired                                $    515,082
                                                                   ------------

Fair value of liabilities assumed:
   Accounts payable                                                $      5,591
   Loan payable, related party                                           91,172
   Customer prepayments                                                 260,416
   Other liabilities                                                     28,382
   Notes payable                                                         80,200
                                                                   ------------
Total fair value of liabilities assumed                            $    465,761
                                                                   ------------

Fair value of net assets acquired                                  $     49,321
                                                                   ============

Equity issued in lieu of cash                                         1,836,752

Acquisition costs                                                             -

Goodwill-excess of cost over fair value of acquired
  net assets                                                          1,787,431
Impairment of goodwill                                             $ (1,787,431)

On October 26, 2005, the aforementioned Note and Agreement (see Note 1) was executed by the Trust and Robotics. The executed Note and Exchange Agreement is in accordance with the August 18, 2005 transaction. The executed Note, with a principal balance of $1,500,141 and accrued interest of $336,611, was payable on demand by Robotics to the Trust, with interest at a rate of 8% per annum through October, 2004. The executed Exchange Agreement cancelled that Note and forgave the debt as of August 18, 2005, and any obligations of Robotics under the Note.

This satisfied the obligation to issue the 612,251 shares of Kingston common stock to the Trust.

                                                              Form 10-QSB Page 9

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- RELATED PARTY TRANSACTIONS

As of October 1, 2005, the Company was involved in the following related party transactions:

o The Company has certain loans payable to George Coupe, President of Robotics, in the amount of $80,373. These loans are for the financing of operations and certain capital asset purchases. These loans consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and the "principal" balances are being repaid on a 12-month repayment schedule. The interest rates being paid to the credit card companies vary between 2.99% and 21.49% and averaged 6.94% for the period from August 18, 2005 (date of the purchase of Robotics) through October 1, 2005.
o The Company has an additional note payable to George Coupe in the amount of $200. This demand note was incurred in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note is non-interest bearing through April 1, 2006. Subsequent to that date, the note will draw interest at the rate of 8.0% per year.
o The Company has a debt payable to Ralph McKittrick in the amount of $46,300 for unpaid wages incurred prior to December 31, 1988. The debt is non-interest bearing. The amount of the debt has not changed since it was incurred.
o The Company has been in negotiations with a number of potential investors, along with actively pursuing additional contracts for its newly acquired robotics business. The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Holo-Dek is a startup company that intends to open and operate a number of theaters (one theater is currently open) for video gamers. Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. The Company could potentially acquire Holo-Dek in the near future. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market, as a theater chain to be built exclusively for the use of video gamers. As a note, as of October 1, 2005, Robotics has provided working capital advances to Holo-Dek in the amount of $97,083, which is reflected in other assets on the Company's balance sheet.

NOTE 4 - NOTE AND JUDGMENT PAYABLE

The Company's current liabilities reflect a judgment payable of $353,883 principal and $622,199 interest, which was settled on April 6, 2006 for a cash payment to be made to the creditor in the amount of $100,000, which is to be coincident with a release of the judgment against the Company.

The remaining judgment balance of $253,883, plus interest accrued through March 31, 2006 of $638,123, will be reflected as a debt forgiveness gain in the income statement for the quarter ending July 1, 2006.

The Company also has a note payable to the Trust for $80,000. This demand note was incurred in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note is non-interest bearing through April 1, 2006. Subsequent to that date, the note will bear interest at the rate of 8.0% per year.

NOTE 5 -- INTANGIBLE ASSETS

The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheet as of October 1, 2005. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used by motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. This software is a valuable asset to Robotics as it is expected to continue to support future sales for many years. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. Then the results of this analysis are used to determine the expected life for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Company, the company that previously developed the robotic patents and licensed the robotic technology to Robotics. Management believes that the value of the software is, at least, the $168,903 shown on the Company's October 1, 2005 balance sheet.

NOTE 6 -- SHAREHOLDERS' DEFICIT

At October 1, 2005, the Company had 4,988,889 shares of common stock issued and outstanding and 612,251 shares of common stock issuable to the Flood Trust. The Company had 10,000,000 shares authorized with a par value of $0.01. The Company had $11,838,230 in additional paid-in capital and an accumulated deficit of $12,988,435. At March 31, 2005, the Company had 4,988,889 shares of common stock issued and outstanding and 10,000,000 shares of common stock authorized with a par value $0.01. The Company had $10,007,601 in additional paid-in capital and an accumulated deficit of $11,123,191.

                                                             Form 10-QSB Page 10

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. Kingston had net operating loss ("NOL") carry-forwards up to March 1998 when it last filed with the SEC. Kingston has had operating losses since then due to professional services accruals and interest accrued on the judgment payable. These net operating losses expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. Robotics has had NOL carry-forwards since its incorporation in 2002. As of October 1, 2005 and March 31, 2005, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,404,403 which, if unused, will expire between 2006 through 2025. As of October 1, 2005 and March 31, 2005, the Company had no deferred tax assets or liabilities on its balance sheets, as the Company offset those assets with equivalent valuation allowances (see Note 1).

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease obligation for office space and an assembly/research and development facility in Hampton, New Hampshire. The lease was executed in 2002 and the term of the lease is five years, ended March 31, 2007.

NOTE 9 -- PRO-FORMA RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the fiscal year ended March 31, 2005, and the six month period ended October 1, 2005, and comparative results of operations for the six month period ended October 2, 2004, identifying the impact of the acquisition of Robotics, as if it had taken place on April 1, 2004 (excluding the impact of the goodwill impairment charge).

                                   Fiscal Year Ended   Six Months Ended    Six Months Ended
Pro-forma Income Statements         March 31, 2005     October 1, 2005     October 2, 2004
                                   ----------------    ----------------    ----------------
Revenue                            $        747,186    $         29,985    $        479,356
Cost of sales                               521,165              24,614             299,168
Gross profit                                226,021               5,371             180,188
Expense                                     471,792             192,150             282,043
Other expense                               187,652              19,789             141,096
Net loss                                   (433,423)           (206,568)           (242,951)
Basic and diluted loss per share   $          (0.09)   $          (0.04)   $          (0.05)
Weighted-average common shares            4,988,889           5,138,624           4,988,889
  outstanding

NOTE 10 - SUBSEQUENT EVENT

The current liabilities reflect a judgment payable of $353,883 principal and $622,199 of related, accrued interest, which was settled on April 6, 2006 for a cash payment to be made to the creditor in the amount of $100,000, which is to be coincident with the release of the judgment against the Company.

The remaining judgment balance of $253,883, plus interest accrued through March 31, 2006 of $638,123, will be reflected as a debt forgiveness gain in the statement of operations for the quarter ending July 1, 2006.

                                                             Form 10-QSB Page 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                                     GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

This management's discussion and analysis contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various SEC filings. No assurance can be given that any such matters will be realized.

                              RESULTS OF OPERATIONS

SUMMARY
Kingston was incorporated in 1983 and re-incorporated in Delaware in 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last SEC filing of a Form 10-Q for the period ended December 31, 1988. The Company had been inactive since that date, until the acquisition of Robotics, with the exception of professional services accruals and interest accrued on the judgment payable.

On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston (see Notes 1 and 2). Statement of operations and cash flow data for Robotics is included in the subsequent management's discussion and analysis for the period from the acquisition date (August 18, 2005) through the end of the period.

PLAN OF OPERATIONS
Kingston acquired Robotics in an attempt to revive itself. Robotic's business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotic's robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek (see Note 3) which could provide another market for Robotic's products. There has been a stable funding base for Robotics through the Trust, along with the sale of the Company's robots. Management believes that it is necessary to obtain additional capital investment, through either the public or private markets, in order to allow the Company to expand its Robotic's business, invest in strategic opportunities, achieve overall profitability and provide cash flow self-sufficiency. Management is striving to obtain additional funding, but there can be no assurance that management will succeed in a timely fashion. If additional funding is not obtained, the Company may need to curtail operations.

THE THREE MONTHS ENDED OCTOBER 1, 2005 COMPARED TO THE THREE MONTHS ENDED OCTOBER 2, 2004
Revenues for the second quarter of fiscal 2006 were $18,975, reflecting solely the revenues of Robotics from August 18, 2005 through October 1, 2005. There was no sales activity in the prior year period. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed or shipped. As of October 1, 2005, that liability was $253,176. During the Company's third quarter, $132,856 of this liability was recognized as revenue. It is expected that a portion of the October 1, 2005 liability will be recognized as revenue during the Company's fourth quarter of its 2006 fiscal year.

Cost of sales was $4,736 for the second quarter of fiscal 2006, which reflects costs related to the Robotics sales orders shipped in that quarter. There was a minimal level of period costs in the second quarter due to the relatively high amount of overhead and direct labor cost that was charged to Robotic's inventory for active customer orders. There was no activity in the prior year period. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic's customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of October 1, 2005, the Company's inventory was $204,168, which reflects $184,787 of customer order related inventory. During the Company's third quarter, $70,674 of this inventory was recognized as cost of sales. It is expected that a portion of the October 1, 2005 customer order related inventory will be recognized as cost of sales in the Company's fourth quarter of its 2006 fiscal year.

Selling expenses for the second quarter of fiscal 2006 reflect solely the expenses of Robotics. There was no activity in the prior year period. The Company's expense was $8,313, which was comprised primarily of salaries related to the selling of Robotic's products.

General and administrative expenses were $47,816 in the second quarter of fiscal 2006. That amount consisted of $12,500 for professional services related to Kingston, engineering related expenses of $20,572, rent and utility expenses of $5,890 and insurance expenses of $2,405. The remaining expenses of $6,449 were for depreciation and other costs. For the second quarter of fiscal 2005, general and administrative expenses were $12,500, which reflects professional services for Kingston.

Research and development expenses were $6,763 for the second quarter of fiscal 2006. Those costs were primarily engineering salary costs related to the continuing development of Robotic's products. There was no corresponding expense in the second quarter of fiscal 2005.

A goodwill impairment charge of $1,787,431 was recorded in the Company's statement of operations during the second quarter of fiscal 2006, as discussed in Note 2.

                                                             Form 10-QSB Page 12

Interest expense for the second quarter of fiscal 2006 was $8,698, which primarily reflects interest related to the judgment payable reflected in the Company's October 1, 2005 balance sheet. Interest expense for the prior year period was $7,962, related to the judgment payable.

The Company's losses for the second quarters of fiscal 2006 and fiscal 2005 were $1,844,782 and $20,462, respectively, which resulted in an earnings per share loss of $0.35 in the second quarter of fiscal 2006 and $0.00 in the second quarter of fiscal 2005.

THE SIX MONTHS ENDED OCTOBER 1, 2005 COMPARED TO THE SIX MONTHS ENDED OCTOBER 2, 2004
Revenues for the first half of fiscal 2006 were $18,975, reflecting solely the revenues of Robotics from August 18, 2005 through October 1, 2005. There was no activity in the prior year period. As mentioned in the discussion of the second quarter, the Company has a customer prepayment liability of $253,176 on its consolidated balance sheet, of which $132,856 was recognized as revenue during the Company's third quarter, with a portion of the remainder expected to be recognized in the fourth quarter of the Company's 2006 fiscal year.

As mentioned in the discussion of the second quarter, cost of sales was $4,736 for the first half of fiscal 2006, which reflects costs related to the Robotics sales orders shipped in that period. There was no activity in the prior year period. As of October 1, 2005, the Company's inventory was $204,168, which reflects $184,787 of customer order related inventory, of which $70,674 was recognized as cost of sales during the Company's third quarter, with a portion of the remainder expected to be recognized in the fourth quarter of the Company's 2006 fiscal year.

Selling expenses for the first half of fiscal 2006 reflect solely the expenses of Robotics. There was no activity in the prior year period. The Company's expense was $8,313, which was comprised primarily of salaries related to the selling of Robotic's products.

General and administrative expenses were $60,316 in the first half of fiscal 2006. That amount consisted of $25,000 for professional services related to Kingston. The remaining expenses were the same as discussed in the second quarter discussion. For the first half of fiscal 2005, general and administrative expenses were $25,000, which reflects professional services for Kingston.

Research and development expenses were $6,763 for the first half of fiscal 2006. Those costs were primarily engineering salary costs related to the continuing development of Robotic's products. There was no corresponding expense in the first half of fiscal 2005.

As mentioned in the three month discussion, a goodwill impairment charge of $1,787,431 was recorded in the Company's first half of fiscal 2006.

Interest expense for the first half of fiscal 2006 was $16,660, which primarily reflects interest related to the judgment payable reflected in the Company's October 1, 2005 balance sheet. Interest expense for the prior year period was $15,924, related to the judgment payable.

The Company's losses for the first six months of fiscal 2006 and 2005 were $1,865,244 and $40,924, respectively, which resulted in an earnings per share loss in the first six months of fiscal 2006 of $0.36 and in the first six months of fiscal 2005 of $0.01.

                         LIQUIDITY AND CAPITAL RESOURCES

The cash flows during the first half of fiscal 2006 reflect the acquisition of the assets and liabilities of Robotics (see Note 2). On an ongoing basis, the Company's primary needs for liquidity and capital resources are for the funding of salaries and other administrative expenses related to the management of the Company, for payment of the cost of products sold and inventory (if these expenditures are not covered by customer pre-shipment deposits) and, to a lesser degree, for research and development.

During the first half of fiscal 2006, net cash used by operations was $81,206, compared with $0 in the prior year period. Since the Company was in the process of completing a number of robotic orders, cash from the increase in accounts payable and accrued liabilities was offset primarily by the acquisition of inventory and the net loss (adjusted for the non-cash impairment of goodwill). In the prior year period, the net loss related to interest accrued for the judgment payable and professional services accruals was offset by the balance sheet impact of those entries.

Net cash from investing activities was $53,930 for the first half of fiscal 2006, compared with no activity for the prior year period. The source of funds in the first half of fiscal 2006 reflects a decrease in the notes receivable to Holo-Dek (the relationship between the Company and Holo-Dek is discussed in more detail in Note 3).

Cash used by financing activities was $10,799 for the first half of fiscal 2006, compared with $0 for the first half of fiscal 2005. The use of cash in 2006 was from the reduction in the loan payable, related party of Robotics.

The Company's cash and cash equivalents of $913 as of October 1, 2005, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. Such financing has been obtained in the past from the Trust, as discussed in Notes 1 and 3, along with revenue from the sales of the Company's robots. In addition, the Company is continuing to pursue its interests in Holo-Dek, as discussed in
Note 3, along with a focus on increasing revenue through an increased level of sales of robotic products. As mentioned in Note 1, the Company is actively pursuing additional sources of funding.

                                                             Form 10-QSB Page 13

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company's future operations. Should that occur, the Company may need to curtail its operations.

                         OFF BALANCE SHEET ARRANGEMENTS

As of October 1, 2005 and March 31, 2005, the Company had no off balance sheet arrangements with any parties.

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

                           ACCOUNTING FOR INCOME TAXES

The Company currently records a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical. SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's financial statements.

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

                                                             Form 10-QSB Page 14

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

While the Company continues to seek additional financing to support operations, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on acceptable terms, the Company may be unable to expand or continue its business as desired and operating results may be adversely affected. Debt financing, if available, will increase expenses and must be repaid, regardless of operating results. Equity financing could result in dilution to existing stockholders.

Some of the more prominent known risks and uncertainties of the Company's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed that there are not risks and uncertainties which may be more significant.

o     The Company's losses from period to period.
o The Company's current dependence upon a limited number of investors for financing.
o The Company's ability to successfully market and sell its products in view of changing trends, acceptance of products and technology and other factors affecting market conditions, including the current U.S. economic environment and the global economic and political uncertainties resulting from the continuing war on terrorism.
o The Company's ability to locate and retain suppliers to deliver parts or materials on time or compliant with the specifications required by the Company, and at competitive prices.
o     The Company's reliance upon a limited number of key suppliers.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                                             Form 10-QSB Page 15

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
The Company's principal executive officer and principal financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) have concluded that, as of a date within 90 days of the filing date of this report (the "Evaluation Date") the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This October 1, 2005 Form 10-QSB is delinquent, as the Company is in the process of reviving itself. The Company expects to be current in its SEC filings as of the filing of its Form 10-QSB for the fiscal period ended December 31, 2005.

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

                                                             Form 10-QSB Page 16

b) REPORTS ON FORM 8-K

Kingston Systems Inc. filed a Current Report on Form 8-K on August 19, 2005 regarding the acquisition of 100% of the issued and outstanding common stock of Parallel Robotics Systems, Inc.

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