Form 10QSB
period 2005-12-31
KINGSTON SYSTEMS INC
filed 2006-05-16
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                For the Quarterly Period Ended December 31, 2005
                                               -----------------

                         Commission File Number: 0-15840


                              KINGSTON SYSTEMS INC.
                              ---------------------

             (Exact name of registrant as specified in its charter)


                Delaware                                   14-1688816
-------------------------------------           -------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


  8 Merrill Industrial Drive Unit 12
        Hampton, New Hampshire                                03842
-------------------------------------           -------------------------------
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

                                      INDEX                   Form 10-QSB Page 1

                                                                           Page
                                                                          Number
                                                                          ------

      PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of
  December 31, 2005 and March 31, 2005                                         2
Condensed Consolidated Statements of Operations for the
  Three Months Ended December 31, 2005 and January 1, 2005                     3
Condensed Consolidated Statements of Operations for the
  Nine Months Ended December 31, 2005 and January 1, 2005                      4
Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended December 31, 2005 and January 1, 2005                      5
Notes to the Condensed Consolidated Financial Statements                    6-10

Item 2. Management's Discussion and Analysis or Plan
  of Operations                                                            11-14

Item 3. Controls and procedures                                               15

      PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Unregistered Sales of Equity Securities                               15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                   15-16

Signatures                                                                 16-20

ITEM 1: FINANCIAL STATEMENTS

                                                              Form 10-QSB Page 2

                              KINGSTON SYSTEMS INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31,      March 31,
                                                            2005            2005
                                                        ------------    ------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $      1,668    $         --
Accounts receivable                                          133,526              --
Inventory                                                    154,980              --
Other current assets                                           3,827              --
                                                        ------------    ------------
      TOTAL CURRENT ASSETS                              $    294,001    $         --

OTHER ASSETS:
Property and equipment, net of accumulated
  depreciation of $3,717                                      28,451              --
Note receivable, related party                                72,034              --
Software, net of accumulated depreciation
  of $686                                                      1,245              --
Security deposits                                             12,000              --
Software development costs                                   186,613              --
                                                        ------------    ------------
      TOTAL ASSETS                                      $    594,344    $         --
                                                        ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                        $     53,029    $         --
Loan payable, related party                                   81,789              --
Customer prepayments                                         263,133              --
Judgment payable, including interest of $630,161
  and $606,274 as of December 31, 2005 and
  March 31, 2005, respectively                               984,043         960,157
Notes payable, related party, non-interest bearing            46,300          46,300
Accrued expenses and other liabilities                       170,618         100,000
                                                        ------------    ------------
      TOTAL CURRENT LIABILITIES                         $  1,598,912    $  1,106,457

LONG TERM LIABILITIES:
Note payable, related party, non-interest bearing                200              --
Note payable, non-interest bearing                            80,000              --
Capitalized lease                                             16,853              --
                                                        ------------    ------------
      TOTAL LIABILITIES                                 $  1,695,965    $  1,106,457
                                                        ------------    ------------
SHAREHOLDERS' DEFICIT:
Common stock:
  $0.01 par value; 10,000,000 shares authorized;
    4,988,889 shares issued and outstanding                   49,889          49,889
  612,251 shares issuable to the Flood Trust as of
   August 18, 2005                                             6,123              --
Additional paid-in capital                                11,838,230      10,007,601
Accumulated deficit                                      (12,955,107)    (11,123,191)
Treasury stock at cost; 26,906 shares                        (40,756)        (40,756)
                                                        ------------    ------------
Total shareholders' deficit                               (1,101,621)     (1,106,457)
                                                        ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $    594,344    $         --
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

                                                              Form 10-QSB Page 3

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                     Dec. 31,         Jan. 1,
                                                       2005            2005
                                                   ------------    ------------
Revenue                                            $    386,644    $         --
Cost of sales                                           265,575              --
                                                   ------------    ------------
  Gross profit                                          121,069              --

Operating expense:
  Selling                                                 7,365              --
  General and administrative                             60,835          12,500
  Research and development                                9,339              --
                                                   ------------    ------------
    Total operating expense                              77,539          12,500
                                                   ------------    ------------
Operating income (loss)                                  43,530         (12,500)
                                                   ------------    ------------
Other expense:
  Interest expense                                      (10,202)         (7,962)
                                                   ------------    ------------
    Total other expense                                 (10,202)         (7,962)
                                                   ------------    ------------

Net income (loss) before provision
  for income taxes                                       33,328         (20,462)

Provision for income taxes                                   --              --
                                                   ------------    ------------

Net income (loss)                                  $     33,328    $    (20,462)
                                                   ============    ============
Basic and diluted income (loss)
  per share                                        $       0.01    $      (0.00)
                                                   ============    ============
Weighted-average number of
  common shares outstanding                           5,601,140       4,988,889
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

                                                              Form 10-QSB Page 4

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         NINE MONTHS ENDED
                                                   ----------------------------
                                                     Dec. 31,         Jan. 1,
                                                       2005            2005
                                                   ------------    ------------
Revenue                                            $    405,619    $         --
Cost of sales                                           270,312              --
                                                   ------------    ------------
  Gross profit                                          135,307              --

Operating expense:
  Selling                                                15,678              --
  General and administrative                            121,150          25,000
  Research and development                               16,102              --
  Goodwill impairment                                 1,787,431              --
                                                   ------------    ------------
    Total operating expense                           1,940,361          25,000
                                                   ------------    ------------
Operating loss                                       (1,805,054)        (25,000)
                                                   ------------    ------------
Other expense:
  Interest expense                                      (26,862)        (23,886)
                                                   ------------    ------------
    Total other expense                                 (26,862)        (23,886)
                                                   ------------    ------------

Net loss before provision for income taxes           (1,831,916)        (48,886)

Provision for income taxes                                   --              --
                                                   ------------    ------------

Net loss                                           $ (1,831,916)   $    (48,886)
                                                   ============    ============
Basic and diluted loss per share                   $      (0.35)   $      (0.01)
                                                   ============    ============
Weighted-average number of
  common shares outstanding                           5,291,675       4,988,889
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

                                                              Form 10-QSB Page 5

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         NINE MONTHS ENDED
                                                   ----------------------------
                                                       Dec. 31,       Jan. 1,
                                                       2005            2005
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (1,831,916)   $    (48,886)
  Adjustments to reconcile net loss to net cash
     from operating activities:
    Depreciation and amortization                         4,403              --
    Changes in assets and liabilities:
      Impairment of goodwill                          1,787,431              --
      Accounts receivable                              (101,407)             --
      Inventory                                         (57,484)             --
      Accounts payable and accrued liabilities           89,674          25,000
      Customer prepayments                                2,717              --
      Other assets/liabilities                           (3,030)             --
      Accrued interest on judgment payable               23,886          23,886
                                                   ------------    ------------
NET CASH FROM OPERATING ACTIVITIES                      (85,726)             --
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment/software                       (20,333)             --
  Note receivable, related party                         78,979              --
  Software development                                  (17,710)             --
                                                   ------------    ------------
NET CASH FROM INVESTING ACTIVITIES                       40,936              --
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable, related party                            (9,383)             --
  Capitalized lease                                      16,853              --
                                                   ------------    ------------
NET CASH FROM FINANCING ACTIVITIES                        7,470              --
                                                   ------------    ------------
Net decrease in cash                                    (37,320)             --
Cash and cash equivalents, beginning                     38,988              --
                                                   ------------    ------------
Cash and cash equivalents, ending                  $      1,668    $         --
                                                   ============    ============

Supplemental disclosure of cash flow
  information:

Cash paid for interest                             $      2,918    $         --
Cash paid for income taxes                         $         --    $         --

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

The Company's fiscal year is from April 1 through March 31.

CONDENSED INTERIM FINANCIAL STATEMENTS -- The accompanying consolidated financial statements include the accounts of Kingston, and its subsidiary, Robotics. These financial statements should be read in conjunction with the Company's Form 10-KSB for the period ended March 31, 2005, on file with the Securities and Exchange Commission ("SEC"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ended March 31, 2006.

CONSOLIDATION -- The accompanying consolidated financial statements include the accounts and transactions of Kingston for all periods presented and the accounts and transactions of its subsidiary from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

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

                                                              Form 10-QSB Page 7

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS CONDITION -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the nine months ended December 31, 2005, the Company incurred a net loss of $44,485, excluding the adjustment for goodwill impairment. As noted in the previous paragraph, the Company receives progress payments from customers that are not recognized as revenue until the product is shipped or billed as a completed unit sold. That customer prepayment liability was $263,133 at December 31, 2005 and reflects revenue of which a portion is expected to be recognized in the fourth quarter of fiscal 2006. Nonetheless, the loss from operations raises doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. The Company has been in negotiations with a number of potential investors, along with actively pursuing additional contracts for its robotics business (see Note 3, "Related Party Transactions").

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

INVENTORY -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At December 31, 2005, inventory of $154,980 consisted of work in process materials, spare parts and capitalized labor for five robotics contracts, expected to be completed primarily in the fourth quarter of fiscal 2006.

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

Acquisition of Robotics:
Fair value of assets acquired:
  Cash                                                              $    38,988
  Accounts receivable                                                    32,119
  Note receivable, related party                                        151,013
  Inventory                                                              97,495
  Other assets                                                          181,700
  Property, equipment and software, net                                  13,767
                                                                    -----------
Total fair value of assets acquired                                 $   515,082
                                                                    -----------

Fair value of liabilities assumed:
  Accounts payable                                                  $     5,591
  Loan payable, related party                                            91,172
  Customer prepayments                                                  260,416
  Other liabilities                                                      28,382
  Notes payable                                                          80,200
                                                                    -----------
Total fair value of liabilities assumed                             $   465,761
                                                                    -----------

Fair value of net assets acquired                                   $    49,321
                                                                    ===========

Equity issued in lieu of cash                                         1,836,752
Acquisition costs
Goodwill-excess of cost over fair value of acquired net assets        1,787,431
Impairment of goodwill                                              $(1,787,431)

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

                                                              Form 10-QSB Page 9

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company was involved in the following related party transactions:

o The Company has certain loans payable to George Coupe, President of Robotics, in the amount of $81,789. These loans are for the financing of operations and certain capital asset purchases. These loans consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and the "principal" balances are being repaid on a 12-month repayment schedule. The interest rates being paid to the credit card companies vary between 2.99% and 21.49%. The average interest rate paid was 6.97% for the period from October 1, 2005 through December 31, 2005 and 7.10% for the period from August 18, 2005 (date of the purchase of Robotics) through December 31, 2005.
o The Company has an additional note payable to George Coupe in the amount of $200. This demand note was incurred in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note is non-interest bearing through April 1, 2006. Subsequent to that date, the note will draw interest at the rate of 8.0% per year.
o The Company has a debt payable to Ralph McKittrick in the amount of $46,300 for unpaid wages incurred prior to December 31, 1988. The debt is non-interest bearing. The amount of the debt has not changed since it was incurred.
o The Company has been in negotiations with a number of potential investors, along with actively pursuing additional contracts for its newly acquired robotics business. The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Holo-Dek is a startup company that intends to open and operate a number of theaters (one theater is currently open) for video gamers. Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. The Company could potentially acquire Holo-Dek in the near future. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market, as a theater chain to be built exclusively for the use of video gamers. As a note, as of December 31, 2005, Robotics has provided working capital advances to Holo-Dek in the amount of $72,034, which is reflected in other assets on the Company's balance sheet.

NOTE 4 - NOTE AND JUDGMENT PAYABLE

The Company's current liabilities reflect a judgment payable of $353,883 principal and $630,161 interest, which was settled on April 6, 2006 for a cash payment to be made to the creditor in the amount of $100,000, which is to be coincident with a release of the judgment against the Company.

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

NOTE 5 -- INTANGIBLE ASSETS

The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheet as of December 31, 2005. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used by motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. This software is a valuable asset to Robotics as it is expected to continue to support future sales for many years. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. Then the results of this analysis are used to determine the expected life for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Company, the company that previously developed the robotic patents and licensed the robotic technology to Robotics. Management believes that the value of the software is, at least, the $186,613 shown on the Company's December 31, 2005 balance sheet.

NOTE 6 -- SHAREHOLDERS' DEFICIT

At December 31, 2005, the Company had 4,988,889 shares of common stock issued and outstanding and 612,251 shares of common stock issuable to the Flood Trust. The Company had 10,000,000 shares authorized with a par value of $0.01. The Company had $11,838,230 in additional paid-in capital and an accumulated deficit of $12,955,107. At March 31, 2005, the Company had 4,988,889 shares of common stock issued and outstanding and 10,000,000 shares of common stock authorized with a par value $0.01. The Company had $10,007,601 in additional paid-in capital and an accumulated deficit of $11,123,191.

                                                             Form 10-QSB Page 10

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. Kingston had net operating loss ("NOL") carry-forwards up to 1988 when it last filed with the SEC. Kingston has had operating losses since then due to professional services accruals and interest accrued on the judgment payable. These net operating losses expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. Robotics has had NOL carry-forwards since its incorporation in 2002. As of December 31, 2005 and March 31, 2005, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,404,403 which, if unused, will expire between 2006 through 2025. As of December 31, 2005 and March 31, 2005, the Company had no deferred tax assets or liabilities on its balance sheets, as the Company offset those assets with equivalent valuation allowances (see Note 1).

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire. The lease was executed in 2002 and the term of the lease is five years, ended March 31, 2007. In addition, the Company executed a lease in the third quarter of fiscal 2006 for manufacturing equipment.

NOTE 9 -- PRO-FORMA RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the fiscal year ended March 31, 2005, the nine month period ended December 31, 2005, and comparative results of operations for the nine month period ended January 1, 2005, identifying the impact of the acquisition of Robotics, as if it had taken place on April 1, 2004 (excluding the impact of the goodwill impairment charge).

                                     Fiscal Year          Nine Months        Nine Months
                                        Ended                Ended              Ended
Pro-forma Income Statements         March 31, 2005     December 31, 2005   January 1, 2005
                                   ----------------    ----------------    ----------------
Revenue                            $        747,186    $        416,629    $        604,072
Cost of sales                               521,165             290,189             416,290
Gross profit                                226,021             126,440             187,782
Expense                                     471,792             269,689             353,032
Other expense                               187,652              29,991             176,905
Net loss                                   (433,423)           (173,240)           (342,155)
Basic and diluted loss per share   $          (0.09)   $          (0.03)   $          (0.07)
Weighted-average common shares            4,988,889           5,291,675           4,988,889
outstanding

NOTE 10 - SUBSEQUENT EVENT

The current liabilities reflect a judgment payable of $353,883 principal and $630,161 of related, accrued interest, which was settled on April 6, 2006 for a cash payment to be made to the creditor in the amount of $100,000, which is to be coincident with a release of the judgment against the Company.

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

                              RESULTS OF OPERATIONS
SUMMARY
Kingston was incorporated in 1983 and re-incorporated in Delaware in 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last SEC filing of a Form 10-Q for the period ended December 31, 1988. The Company had been inactive since that date, until the acquisition of Robotics, with the exception of expenses accrued for professional services and interest accrued on the judgment payable.

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

THE THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED JANUARY 1, 2005
Revenues for the third quarter of fiscal 2006 were $386,644, reflecting solely the revenues of Robotics. During the quarter, the Company completed two major projects and recognized the sales for those projects. There was no sales activity in the prior year period. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed or shipped. As of December 31, 2005, that liability was $263,133. It is expected that a portion of the December 31, 2005 liability will be recognized as revenue during the Company's fourth quarter of its 2006 fiscal year.

Cost of sales was $265,575 for the third quarter of fiscal 2006, which reflects costs related to the Robotics sales orders shipped in that quarter. There was no activity in the prior year period. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic's customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of December 31, 2005, the Company's inventory was $154,980, which reflects $135,599 of customer order related inventory. It is expected that a portion of the December 31, 2005 customer order related inventory will be recognized as cost of sales in the Company's fourth quarter of its 2006 fiscal year.

Selling expenses for the third quarter of fiscal 2006 reflect solely the expenses of Robotics. There was no activity in the prior year period. The Company's expense was $7,365, which was comprised primarily of salaries related to the selling of Robotic's products.

General and administrative expenses were $60,835 in the third quarter of fiscal 2006. That amount consisted of engineering related expenses of $29,299, $11,586 of other payroll related expenses, rent and utility expenses of $4,571 and insurance expenses of $4,105. The remaining expenses of $11,274 were for travel, depreciation and other costs. For the third quarter of fiscal 2005, general and administrative expenses were $12,500, which reflects professional services for Kingston.

Research and development expenses were $9,339 for the third quarter of fiscal 2006. Those costs were primarily engineering salary costs related to the continuing development of Robotic's products. There was no corresponding expense in the third quarter of fiscal 2005.

Interest expense for the third quarter of fiscal 2006 was $10,202, which reflects interest related to the judgment payable and, to a lesser degree, the loan payable, related party, both reflected in the Company's December 31, 2005 balance sheet. Interest expense for the prior year period was $7,962, related to the judgment payable.

The Company's profit for the third quarter of fiscal 2006 was $33,328 and the Company's loss for the third quarter of fiscal 2005 was $20,462, respectively, which resulted in an earnings per share of $0.01 and $0.00 in the third quarters of fiscal 2006 and 2005, respectively.

                                                             Form 10-QSB Page 12

THE NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE NINE MONTHS ENDED JANUARY 1, 2005
Revenues for the first nine months of fiscal 2006 were $405,619, reflecting solely the revenues of Robotics from August 18, 2005 through December 31, 2005. There was no activity in the prior year period. As mentioned in the discussion of the third quarter, the Company has a customer prepayment liability of $263,133 on its consolidated balance sheet. It is expected that a portion of the December 31, 2005 liability will be recognized as revenue during the Company's fourth quarter of its 2006 fiscal year.

Cost of sales was $270,312 for the first nine months of fiscal 2006, which reflects costs related to the Robotics sales orders shipped in that period. There was no activity in the prior year period. As of December 31, 2005, the Company's inventory was $154,980, which reflects $135,599 of customer order related inventory. It is expected that a portion of the December 31, 2005 customer order related inventory will be recognized as cost of sales in the Company's fourth quarter of its 2006 fiscal year.

Selling expenses for the first nine months of fiscal 2006 reflect solely the expenses of Robotics. There was no activity in the prior year period. The Company's expense was $15,678, which was comprised primarily of salaries related to the selling of Robotic's products.

General and administrative expenses were $121,150 in the first nine months of fiscal 2006. That amount consisted of $25,000 for professional services related to Kingston, engineering related expenses of $49,870, $16,351 of other payroll related expenses, rent and utility expenses of $10,462 and insurance expenses of $6,510. The remaining expenses of $12,957 were for consulting, travel, depreciation and other costs. For the first nine months of fiscal 2005, general and administrative expenses were $25,000, which reflects professional services for Kingston.

Research and development expenses were $16,102 for the first nine months of fiscal 2006. Those costs were primarily engineering salary costs related to the continuing development of Robotic's products. There was no corresponding expense in the first nine months of fiscal 2005.

As a result of the purchase of Robotics, a goodwill impairment charge of $1,787,431 was recorded in the Company's statement of operations in the first nine months of fiscal 2006.

Interest expense for the first nine months of fiscal 2006 was $26,862, which primarily reflects interest related to the judgment payable reflected in the Company's December 31, 2005 balance sheet. Interest expense for the prior year period was $23,886, related to the judgment payable.

The Company's losses for the first nine months of fiscal 2006 and 2005 were $1,831,916 and $48,886, respectively, which resulted in an earnings per share loss in the first nine months of fiscal 2006 of $0.35 and in the first nine months of fiscal 2005 of $0.01.

                         LIQUIDITY AND CAPITAL RESOURCES

The cash flows during the first nine months of fiscal 2006 reflect the acquisition of the assets and liabilities of Robotics (see Note 2). On an ongoing basis, the Company's primary needs for liquidity and capital resources are for the funding of salaries and other administrative expenses related to the management of the Company, for payment of the cost of products sold and inventory (if these expenditures are not covered by customer pre-shipment deposits) and, to a lesser degree, for research and development.

During the first nine months of fiscal 2006, net cash used by operations was $85,726, compared with $0 in the prior year period. Cash from accounts payable and accrued liabilities, along with accrued interest on the judgment payable, was primarily offset by the increases in inventory and accounts receivable, along with the net loss (adjusted for the non-cash impairment of goodwill). This is consistent with the Company's fulfillment of a number of orders during the third quarter. In the prior year period, the net loss related to accrued interest for the judgment payable and professional services accruals was offset by the balance sheet impact of those entries.

Net cash from investing activities was $40,936 for the first nine months of fiscal 2006, compared with no activity for the prior year period. The source of funds in the first nine months of fiscal 2006 reflects the decrease in the notes receivable from Holo-Dek (the relationship between the Company and Holo-Dek is discussed in more detail in Note 3), partially offset by capital purchases and an increase in the software development asset.

Cash provided by financing activities was $7,470 for the first nine months of fiscal 2006, compared with $0 for the first nine months of fiscal 2005. The source of cash in 2006 was from the assumption of a capital lease.

The Company's cash and cash equivalents of $1,668 as of December 31, 2005, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. Such financing has been obtained in the past from the Trust, as discussed in Notes 1 and 3, along with the sale of the Company's robots. In addition, the Company is continuing to pursue its interests in Holo-Dek, as discussed in Note 3, along with a focus on increasing revenue through an increased level of sales of robotic products. As mentioned in Note 1, the Company is actively pursuing additional sources of funding,

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company's future operations. Should that occur, the Company may need to curtail its operations.

                                                             Form 10-QSB Page 13

                         OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2005 and March 31, 2005, the Company had no off balance sheet arrangements with any parties.

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

                                                             Form 10-QSB Page 15

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
The Company's principal executive officer and principal financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) have concluded that, as of a date within 90 days of the filing date of this report (the "Evaluation Date") the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This December 31, 2005 Form 10-QSB is delinquent, as the Company is in the process of reviving itself. The Company expects to be current in its SEC filings as of the filing of its Form 10-QSB for the period ended December 31, 2005.

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