Form 10KSB
period 2006-03-31
KINGSTON SYSTEMS INC
filed 2006-07-14
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO________________

                           COMMISSION FILE NO. 0-15840

                              KINGSTON SYSTEMS INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



             DELAWARE                                14-1688816
     ---------------------                           ----------
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

Check whether the issuer (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The Issuer's revenues for the fiscal year ended March 31, 2006 were $630,575.

The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of June 30, 2006, was $0.00 per share. Shares of common stock held by each executive officer and director, and by certain persons who own 5% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer's common stock, $0.01 par value, outstanding on June 30, 2006: 5,601,140.

Documents Incorporated by Reference: Certificate of Incorporation, By-laws and Code of Ethics.

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

                                TABLE OF CONTENTS


                                                                         Page
                                     PART I                            Number(s)
                                                                       ---------

Item 1.  Description of Business                                          1-5
Item 2.  Description of Property                                           5
Item 3.  Legal Proceedings                                                 5
Item 4.  Submission of Matters to a Vote of Security Holders               5

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder                  6
         Matters
Item 6.  Management's Discussion and Analysis or Plan                    6-10
         of Operations
Item 7.  Consolidated Financial Statements                                10
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                              11
Item 8A. Controls and Procedures                                          11

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act              12-13
Item 10. Executive Compensation                                           13
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                       13
Item 12. Certain Relationships and Related Transactions                   14
Item 13. Exhibits                                                         14
Item 14. Principal Accountant Fees and Services                           15

Signatures                                                                15

                                                               Form 10KSB Page 2

                                     PART I

ITEM 1. BUSINESS

Overview

Kingston Systems Inc. ("Kingston" or the "Company") was incorporated in 1983 and re-incorporated in Delaware on January 12, 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last Securities and Exchange Commission ("SEC") filing of a 10-Q for the three and nine month periods ended December 31, 1988. The Company had remained dormant until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics"), making Robotics a wholly-owned subsidiary (see Item 5 and Note 2).

Description of the Parallel Robotics business and products

Robotics is a New Hampshire corporation headquartered in Hampton, New Hampshire. Robotics was formed in February 2002 when Robotics obtained a licensing agreement from Hexel Corporation (see Note 4) to utilize their intellectual property to build parallel robots. Robotics is engaged in the development, manufacture and marketing, directly or through collaborations with one or more third parties, of proprietary materials handling and machine technology, and hardware and software based upon such technology, which is generally referred to as hexapod technology.

Robotics is engaged in the development of technology, consisting of software and robotic hardware, which is based upon mathematical models. These models enable the creation of machinery and integrated computer software, known as a hexapod, that can, unlike any other apparatus presently available in the marketplace or, to Robotic's knowledge, under development, handle, manipulate and machine materials of all sizes (from microchips to airplane parts) at high speed and with great precision, potentially resulting in significant efficiencies and cost savings to a wide array of manufacturers. This level of speed and precision is made possible by the models' ability to solve the problems of moving and positioning objects quickly, precisely and in the presence of considerable stresses and forces often associated with the manufacturing environment, along the six axes of three-dimensional space, and the technology's expected ability to translate those solutions into physical reality. In contrast, other technology available in the marketplace offers only a multi-step sequential process which, management believes, is considerably less efficient and effective than Robotic's technology, which operates in parallel, and not in sequential steps.

To date, Robotics has created two different platforms or models that use a programmable robotic device and the same proprietary software. The first is the P Series, which is a conventional parallel mechanism where each of the six servo driven actuators, or legs, changes in length to create motion. The standard device comes in a large and small size referred to as the P 1000 and P 2000, respectively.

The second device is referred to as the R Series, which has rigid fixed length legs and derives its movement from the precise servo-driven actuation of the lower tracks around a fixed rotary track. They also come in two sizes which are referred to as the R 1000 and R 2000.

Robotic's continued success is heavily dependent upon proprietary technology. Robotics relies on a combination of patent, trade secret, copyright and trademark law, non-disclosure agreements and technical measures to protect its rights pertaining to such products (Robotics co-owns a patent on a triangular gimbal and methods for employing a rotary track for machining and manufacturing, key components of its robots). Such protection may not preclude competitors from developing products with features similar to such products. Robotic's success will depend in part on its ability to obtain and defend United States and foreign patent protection for its products and to preserve its trade secrets. In addition to seeking patent protection, Robotics does (and will continue to) rely on contractual arrangements and trade secrets to protect proprietary technology.

Robotics holds a non-exclusive license on patents for hexapod technology. This license is irrevocable, for so long as Robotics continues to honor its payment obligations. The Company will continue to seek patent protection as new products are developed. Although patenting of Robotic's core technology is important, Robotic's largest technological advantage continues to be the interrelationship of this hardware with Robotic's proprietary software, which management believes is unique and revolutionary. Management believes that even if a competitor could also obtain a non-exclusive license from the owner of Robotic's licensed technology, or otherwise lawfully reproduce any of the Robotic's hardware devices, the absence of lawful access to Robotic's proprietary software would make it extremely difficult or prohibitively expensive to render any of such devices functional at levels of performance comparable to those maintained by Robotic's devices. Management believes that the hardware devices themselves are not readily susceptible to duplication, and that the software is replete with subtleties that would be difficult to develop independently. Management believes that most parties in the market would conclude that it would be preferable simply to license Robotic's technology on a consensual basis.

The software interface continues to evolve and yield refinements. Robotics has chosen not to patent this interface, but to hold it as a "trade secret" (similar to the formula for Coca-Cola). By patenting or copyrighting this product, Robotics would reveal how it has accomplished many of its product advantages. By protecting this information as a non-public trade secret, management believes Robotics will more effectively create and preserve technical, financial and timing barriers to replicating Robotic's technological innovations. This software is co-owned with the Hexel Corporation, the corporation that previously developed the robotic patents and licensed the robotic technology to Robotics.

                                                               Form 10KSB Page 3

Robotics is currently assembling its platforms at its Hampton, NH facilities. These machines are manufactured and assembled with many standard parts and components. In areas where specialty parts are required, Robotics identifies three or more sources for creating these specialty parts. The purpose of three sources is to avoid sole source urgent delivery issues, as well as to have the standard purchasing practice of target pricing for best price from qualified suppliers.

Robotics currently supports its machines with company-employed engineers. It is anticipated that, over time, distributors will provide service support to customers. Service will be performed on site and will include both hardware and software assistance. As more products are sold, service will be outsourced to existing firms that currently perform this service for today's machinery. As Robotics licenses technology, it is anticipated that buyers would use their existing service channels to maintain future products.

Ongoing research and development will be a priority of Robotics, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing and other commercial settings (see Item 6, "Plan of Operations").

Markets and Business Strategy

The Company's Robotic's subsidiary markets its products in a number of markets, including the bio-medical, automotive assembly, defense, education and gas/oil markets. Robotic's primary marketing medium is its small, experienced sales staff. Robotics competes against established products that employ older technology and, therefore, cannot perform the range of movement which the Robotic's products can perform. This technological advantage gives Robotics a significant competitive advantage in the marketplace. In the future, Robotics may adopt a strategy of pursuing the licensing of Robotic's core technology to strategic alliance partners. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, Robotics hopes to gain rapid worldwide recognition.

Management believes that, in the bio-medical markets Robotics intends to focus upon, no other product exists that can effectively perform six axis simultaneous movement of an end attachment or positioning platform. Robotics provides a core technology to achieve this goal and aims to be the world leader in this advanced technology. Ongoing projects in which Robotics is also currently involved include penetrating further the automotive assembly markets, as well as precise positioning for defense related applications and contractors. Robotics will continue to identify, develop and deliver other innovative and cost-efficient machine hardware and software enhancements, adaptations and customized solutions utilizing its proprietary hexapod technology.

Robotics has two major revenue sources: 1. assembling and selling two standard products (the R & P Series machines) and; 2. creating custom "engineered to order" products where customers are willing to pay for the engineering and development costs.
Although Robotics has chosen to develop these two platforms as its initial hexapod applications, its core technology allows the development of many different types of hexapods. Robotic's technology is valuable in a wide variety of industries. Management believes that the technology can be used to develop very large machines capable of performing operations on structures such as aircraft, or much smaller machines for use in such industries as silicon wafer handling and testing. Due to the complex mathematical problems inherent in developing the software to effectively operate a hexapod, and management's belief that no other existing or aspiring hexapod or machine tool manufacturer has achieved workable solutions to such mathematical problems and translated such solutions into viable hexapod software, Robotics believes it has a lead on its competition. With continued software development, it believes it can maintain this lead.

While Robotics will most likely continue to manufacture and market biomedical testing machines, Robotics also intends to adopt a strategy of pursuing the licensing of its core technology to strategic alliance partners. These partners may manufacture and distribute entire machines, or Robotics may elect to provide only the core components. This is a strategy comparable to that of Intel Corporation, whereby Intel manufactures the chips used in most IBM compatible personal computers. Much like the "Intel Inside" concept, Robotics hopes to be the provider of six degree of freedom robots to various applications. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, Robotics hopes to gain rapid worldwide recognition.

Customers

Through its Robotics subsidiary, the Company sold robots to three major customers during the period from August 18, 2005, the first day of the Robotics acquisition, through March 31, 2006. The sales to those customers accounted for approximately 90% of the period's sales. The companies are in the defense, academic and oil/gas industries. In addition to the sale of robots, Robotics also receives revenue from the service and warranty of existing systems.

Competition

Robotic's products compete against established products that employ older technology. While Robotics is not aware of any products that incorporate technology which is equivalent to that of Robotic's products, it is conceivable that, in the future, other competitors could develop products based on different technology that does not infringe on Robotic's patent or other rights, and that may provide capabilities similar or superior to Robotic's products.

                                                               Form 10KSB Page 4

In the hexapod market, there are two companies producing products that compete in similar markets to Robotics. One company from Japan has a product similar to Robotic's P 2000 product, called the F200IB, and a German company produces a product similar to Robotic's P 1000 product. In regard to the F200IB, the Robotic's product is able to publish and achieve accuracies and forces not offered by the Japanese manufacturer. In regard to the German product, the Robotic's device offers a larger range of motion in a similar work space. In both cases, Robotics is competitive from a pricing standpoint and able to offer customization that competitors are unlikely able to offer.

Along with hexapod manufacturers, Robotics frequently competes against traditional robot manufacturers. Robotics offers a robot that is much more accurate than these traditional robotic devices. Due to the mechanical advantages of Robotic's equipment over these standard devices, it is unlikely that they will be able to compete with the Robotic's devices in terms of accuracy or stiffness.

Suppliers

Robotics relies on outside suppliers for substantially all of its parts, components, and manufacturing supplies. While Robotics has deliberately followed a policy of designing products with "off-the-shelf" components which are available from a number of suppliers, there can be no assurance that Robotic's existing suppliers will be able to meet all of Robotic's needs on terms favorable or acceptable to Robotics.

Robotic's products use a small amount of custom components that are critical to the performance of its products. Next Move Controllers and MEI Controllers are both plug in cards for PC's which allow the Robotic's robots to process the math and control each of the six axes in a coordinated fashion. Two suppliers are used and the Robotic's product is tested and developed for both. Another control manufacturer (of which there are several) could be used, but the process for porting to a new card is a significant effort. E Drive Actuators are provided by a manufacturer who Robotics has taught to make the actuators for the precise P Series machines. To date, the best result Robotics has achieved has been with their product. That does not preclude Robotics from developing an additional supplier in the future, should that be necessary. Robotics has used two other leg manufacturers for its less precise applications. Lastly there is a manufacturer that produces the ring gear with an integrated guide rail which is used for guiding the movable tracks on the R Series robot. To date, Robotics has single sourced this activity because its source's standard product fits the Robotics application perfectly. However if this product becomes scarce or too expensive, Robotics could purchase the gear and the rail system separately from a number of manufacturers.

Research and Development

Over the last two years, Robotics has spent approximately $50,000 on research and development. Additionally, Robotics employs three engineers, whose time is spent primarily on modifications requested by customers to Robotic's standard products.

One area of research and development on which Robotics is focused is perfecting the software and hardware capabilities of the R Series line for Robotic's bio-medical opportunities. The main focus has been implementing a dual encoder set-up on the motors to allow for precise motion under heavy and varied load, coupled with a software interface that allows communication directly with Math Lab and the Lab View products (which are standard in this industry).

On the P Series line, Robotics has focused on improving the joint retaining rings and sockets for improved accuracy, manufacturability and ease of assembly.

Robotics has continued to enhance its software product and capabilities. The concentration has been focused on addressing the applications which customers are bringing to Robotic's attention. Along with this, Robotics has continued to monitor, track and release versions for bug fixes, as well as customer specific applications.

Currently, Robotics has produced a special R 2000 machine for Holo-Dek Gaming, Inc. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek Gaming, Inc. to integrate the simulator platform with different video games for the amusement of its customers. Robotics hopes to offer a similar product to companies working on flight training for small aircraft.

There are other research and development projects that Robotics is investigating, some resulting from customer requests.

                                                               Form 10KSB Page 5

Employees

The Company currently employs four people.

Government Regulations

The Company holds all licenses and permits necessary for the Company to operate and meet applicable United States Environmental Protection Agency standards for air and water discharge and Occupational Safety and Health Administration standards.

Other

The audit firm of Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, has raised substantial doubt about the Company's ability to continue as a going concern.

Recent Developments

The Company, through Robotics, has a relationship with a privately owned company named Holo-Dek Gaming, Inc. ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, of Kingston and the second largest shareholder of Holo-Dek). Holo-Dek is a startup company that intends to open and operate a number of theaters (one theater is currently open) for video gamers. Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the "Trust"), a shareholder of the Company, is also a significant lender of working capital to Holo-Dek. The Company is considering acquiring Holo-Dek. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video gamers.

ITEM 2. PROPERTIES

The Company owned no real property during the periods ended March 31, 2006 and March 31, 2005.

Robotics has a lease obligation for office space and an assembly/research and development facility in Hampton, New Hampshire. The lease was executed in 2002 and the term of the lease is five years, ending March 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

In April 1988, a judgment was entered against the Company in the amount of $353,883. The Company's current liabilities balances at March 31, 2006 and March 31, 2005 reflect the $353,883 principal, plus accrued interest of $638,123 and $606,274, respectively. Subsequently, on April 6, 2006, the Company agreed to settle this judgment. This settlement is discussed in Note 5.

There are no pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for shareholders' vote during the 2006 and 2005 fiscal years.

                                                               Form 10KSB Page 6

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2006, the majority and controlling shareholders of the Company are the following:


       Name                       Shares             Comments
       ----                       ------             --------
       Kingston Associates          105,902          Limited Partnership 60% controlled by Ralph McKittrick,
                                                     CEO of Kingston Systems
       Ralph McKittrick              32,453
       Thor Corporation           2,332,133          Thor Corporation is 100% controlled by Ralph McKittrick
       All others                 2,518,401
                                  ---------
                                  4,988,889
       Flood Trust                  612,251          See below
       Total                      5,601,140
                                  =========

On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics for one share of Kingston's common stock, as a result of which acquisition Robotics became a wholly-owned subsidiary of Kingston. In addition, an Exchange Agreement was signed between Kingston, Robotics and the Trust. The Trust, as payee, was issued a promissory note (the "Note") by Robotics. The Trust acquired shares in Kingston by assigning to Kingston, as consideration, its rights as payee under the Note, in exchange for 612,251 newly issued shares of Kingston's common stock. Kingston, as the new payee under the Note, then cancelled the Note, and any obligations of Robotics under the Note. Kingston filed a Form 8-K regarding this transaction on August 19, 2005.

Currently, the Company's common stock is not publicly traded.

The Company currently has no compensation plans or employee benefit plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. In addition, at March 31, 2006, the Company's auditors, Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, raised substantial doubt about the Company's ability to continue as a going concern. As previously mentioned, the Company was inactive from 1988 until its recent acquisition of Robotics in August, 2005.

The Company's fiscal year is from April 1 through March 31.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations is based upon Kingston's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. The Company evaluates its estimates on an ongoing basis, including estimates for income tax assets and liabilities and the impairment of the value of investments. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates used in the preparation of its consolidated financial statements:
o        Accounting for Income Taxes
         The Company records a full valuation allowance against the deferred tax benefit for net operating losses ("NOL") generated, since in management's opinion, the net operating losses do not meet the more likely than not criteria for future realization.
o        Impairment of Investments
         The Company reviews estimates of the value of its investments each reporting period and will record an impairment loss to the extent that management believes that there has been an impairment to the carrying value.
o        Inventory Valuation
         Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory.

                                                               Form 10KSB Page 7

Plan of Operations

As discussed in Item 1 and below in the Management's Discussion and Analysis, Kingston was a dormant company from 1988 until, in August of 2005, Kingston acquired Robotics in an attempt to revive itself (see Note 2). Robotic's business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotic's robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek, a startup gaming business, which could provide another market for Robotic's products (see Item 1, "Recent Developments"). The Company is considering acquiring Holo-Dek. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video gamers.

In regards to the Company's robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees.

Ongoing research and development will be a priority of the Company, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing and other commercial settings. Currently the Company is planning three different arenas for research and development efforts. First, the Company will continue to work on the software algorithms to improve upon the actuators purchased from manufacturing partners. This will allow the Company's machines to achieve greater accuracy and allow the Company to purchase lower cost components from a larger group of vendors. Second, the Company is planning to use its R Series platform as a simulator for both the small aircraft flight industry, as well as an interactive ride for video game entertainment. The research and development effort will seek to create the tools necessary for game developers and flight schools to integrate their current or future software products with the Company's simulator. Third, the Company plans to develop a standard, in-house actuator that can be used for low cost applications.

Although there has been a stable funding base for Robotics through the Trust and other sources of capital, along with revenue from the sales of its robots, management believes that it is necessary to obtain additional capital investment, through either the public or private markets, in order to allow the Company to expand its robotics business, invest in strategic opportunities, achieve overall profitability and provide cash flow self-sufficiency. Management is striving to obtain additional funding, but there can be no assurance that management will succeed in a timely fashion. If additional funding is not obtained, the Company may need to curtail operations.

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

The Year Ended March 31, 2006 as compared to the year ended March 31, 2005

Revenues for the 2006 fiscal year were $630,575, reflecting solely the revenues of Robotics. During the period, the Company completed three major projects and recognized $566,517 in sales for those projects. The Company had an additional $64,058 in revenues from repairs/maintenance, frame sales and service contract revenue amortization. There was no sales activity in the prior year period, as the acquisition of Robotics had not yet occurred.

The Company categorizes all pre-shipment progress payments from the customers on the balance sheet as "deferred revenue" (combined with service contract revenue amortization on the Company's balance sheet). Upon shipment of the robot, the Company releases those liabilities to revenue, along with the related cost of sales. Should a completed robot have its shipment temporarily delayed, as authorized by the customer (for example, the customer's facility may not yet be prepared to install the robot), the Company will recognize the robot's revenue and cost of sales at time of completion of the robot. As of March 31, 2006, that liability was $161,563 and is expected to be recognized as revenue during the Company's 2007 fiscal year.

Cost of sales was $389,759 for the 2006 fiscal year, which reflects costs related to the Robotics sales orders shipped in that period, of which $317,102 was for materials used in the production of the robots. The remainder was primarily labor used to produce the robots. There was no activity in the prior year.

The Company capitalizes direct material, direct labor and overhead costs that apply to Robotic's customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of March 31, 2006, the Company's inventory was $291,391, which reflects $263,015 of customer order related inventory. That customer order related inventory is expected to be recognized as cost of sales in the Company's 2007 fiscal year.

                                                               Form 10KSB Page 8

Selling expenses for the 2006 fiscal year reflect solely the expenses of Robotics. There was no activity in the prior year period. The Company's expense was $23,797, which was comprised primarily of salaries related to the selling of Robotic's products.

General and administrative expenses were $186,465 in the 2006 fiscal year. That amount consisted of engineering related expenses of $82,046, $32,289 of other payroll related expenses, rent and utility expenses of $21,803 and insurance expenses of $11,136. The remaining expenses of $39,191 were for professional services, travel, depreciation and other costs. For the 2005 fiscal year, general and administrative expenses were $50,000, which reflects professional services for Kingston.

Research and development expenses were $50,608 for the 2006 fiscal year. Those costs were primarily engineering salary costs related to the continuing development of Robotic's products. There was no corresponding expense in 2005 fiscal year.

During the 2006 fiscal year, the Company had a goodwill impairment charge of $1,787,431 related to the purchase of Robotics by the Company. That transaction is discussed in detail in Note 2.

Interest expense for the 2006 fiscal year was $36,911, which reflects interest related to the judgment payable and, to a lesser degree, the loan payable, related party (to George Coupe), both reflected in the Company's March 31, 2006 balance sheet. Interest expense for the prior year period was $31,849, related to the judgment payable.

The Company's loss for the 2006 fiscal year was $1,844,396 (primarily due to the expense of $1,787,431 for the impairment of goodwill) and the Company's loss for the 2005 fiscal year was $81,849, which resulted in an earnings per share loss of $0.34 and $0.02 in the 2006 and 2005 fiscal years, respectively.

Liquidity and Capital Resources

The cash flows during fiscal 2006 reflect the acquisition of the assets and liabilities of Robotics (see Note 2). On an ongoing basis, the Company's primary needs for liquidity and capital resources are for the funding of salaries and other administrative expenses related to the management of the Company, for payment of the cost of products sold and inventory (if these expenditures are not covered by customer pre-shipment deposits) and, to a lesser degree, for research and development. As discussed previously, the Company has had no activity from 1988 through August 18, 2005. At that time, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston. This transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" using the purchase method of accounting. The fair value of net assets acquired was $49,321, which was offset by equity issued in lieu of cash of $1,836,752, resulting in the recording of the excess of cost over the fair value of acquired net assets (goodwill) of $1,787,431. Subsequent to the acquisition, the Company immediately evaluated the goodwill for impairment and determined that it was impaired. The total amount of goodwill was charged to the Company's statements of operations

During fiscal 2006, net cash used by operations was $292,444, compared with $0.00 in the prior year period. This use of funds was primarily due to increases in inventory and accounts receivable, along with a reduction in deferred revenue and accruals, partially offset by cash from accounts payable. With the exception of the change in accruals, these cash flows are consistent with the Company's fulfillment of three significant orders during the year, and the purchase of inventory for current projects. The reduction in accruals was primarily related to payments for professional services. In the prior year period, the net loss related to accrued interest for the judgment payable and professional services accruals was offset by the balance sheet impact of those entries.

Net cash from investing activities was $161,402 for the 2006 fiscal year, compared with no activity for the prior year period. The source of funds in fiscal 2006 reflects the repayment of a receivable from Holo-Dek and cash acquired in the Robotics acquisition, partially offset by an increase in the software development asset.

Cash provided by financing activities was $150,764 for fiscal 2006, compared with $0.00 for fiscal 2005. The source of cash in 2006 was primarily from working capital loans from Holo-Dek and a short-term loan from the Trust (these relationships are discussed in Item 1 and the terms of the loan are discussed in Notes 4 and 5).

The Company's cash and cash equivalents of $19,722 as of March 31, 2006, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. Such financing has been obtained in the past from the Trust and other sources of capital, along with the sale of the Company's robots. In addition, the Company is continuing to pursue its interests in Holo-Dek, along with a focus on increasing revenue through an increased level of sales of robotic products. As mentioned previously, the Company is actively pursuing additional sources of funding,

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company's future operations. Should that occur, the Company may need to curtail its operations.

Off Balance Sheet Arrangements

As of March 31, 2006 and 2005, the Company had no off balance sheet arrangements with any parties.

                                                               Form 10KSB Page 9

Legal Contingencies

The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At March 31, 2006 there are no outstanding legal proceedings, nor are there any reserves established.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004),"Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This new standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's consolidated financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have any impact on the Company's consolidated financial position or results of operations until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions," to eliminate the exception for non-monetary exchanges of similar productive assets. The Company is required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard has not had a material impact on the Company's consolidated financial statements.

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

In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company's consolidated financial statements.

                                                              Form 10KSB Page 10

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

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements are included after the Exhibit Index.

                              KINGSTON SYSTEMS INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm                     17

Consolidated Balance Sheets as of
March 31, 2006 and March 31, 2005                                           18

Consolidated Statements of Operations for the Years Ended
March 31, 2006 and March 31, 2005                                           19

Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended March 31, 2006 and March 31, 2005                       20

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2006 and March 31, 2005                                           21

Notes to the Consolidated Financial Statements                            22-29

                                                              Form 10KSB Page 11

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based upon this evaluation and as a result of the deficiencies discussed below, management, including the Chief Executive Officer and Principal Financial Officer, have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2006. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-KSB present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.

The deficiencies in the Company's internal control over financial reporting related primarily to the failure to properly measure and disclose the provision for income taxes, certain debt disclosures and certain cash flow transactions. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-KSB. The Company is in the process of improving its internal control over financial reporting, in an effort to resolve these deficiencies through improved supervision and training of the accounting staff, but additional effort is needed to fully remedy these deficiencies. The Company's management and directors will continue to work with its auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective.

Based on the matters identified above, the Company's Chief Executive Officer/Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective. These deficiencies have been disclosed to the Company's Board of Directors.

Changes in Internal Control over Financial Reporting.

As noted above, the Company is in the process of improving its internal control over financial reporting, in an effort to resolve these deficiencies through improved supervision and training of the accounting staff, but additional effort is needed to fully remedy these deficiencies. The Company's management and directors will continue to work with its auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective.

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of the Company's internal controls, and an attestation of the effectiveness of these controls by the Company's independent registered public accountants, beginning with the Company's Form 10-KSB for the fiscal year ending on March 31, 2008. The Company plans to dedicate significant resources, including management time and effort, in connection with the Company's Section 404 assessment. The evaluation of the Company's internal controls will be conducted under the direction of its senior management. The Company will continue to work to improve its controls and procedures, and to educate and train its employees on the Company's existing controls and procedures, in connection with the Company's efforts to maintain an effective controls infrastructure at the Company.

Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

                                                              Form 10KSB Page 12

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of June 30, 2006, the Directors and executive officers of the Company are presented below.

NAME                                 AGE    TITLE

Ralph E. McKittrick                  56     Chairman, CEO, and Director

George J. Coupe                      65     Chief Financial Officer

James W. Byrne                       49     Director


The principal occupations and brief summary of the background of each Director and executive officer of Kingston during the past five years is as follows:

Ralph E. McKittrick - Founder/CEO, and Chairman of the Board of Directors since January 1987

Ralph McKittrick is the founder and Chief Executive Officer of Kingston Systems, Inc. His term of office as a director of Kingston is five years. Prior to this he was the founder and CEO of Holo-Dek Gaming Inc. Before Holo-Dek, Mr. McKittrick was the founder and CEO of Cargo Force, Inc. a commercial airlift/airfreight startup company whose mission is to support US industry, especially the heavy manufacturers. Mr. McKittrick previously was a consultant to CNC Systems, Inc. where he helped turn around this machine tool distributor in Maine.

George J. Coupe - Chief Financial Officer since March 2006

George Coupe is the Chief Financial Officer of Kingston Systems, Inc. His term of office as a director of Kingston is two years. Prior to this he was one of the founders and President of Holo-Dek Gaming Inc. Before Holo-Dek, Mr. Coupe was the founder and President of Parallel Robotic Systems, Inc. now the wholly-owned subsidiary of Kingston. Robotics supplies the medical research, auto parts assembly, oil pipe testing and defense industries with parallel manipulator robots and simulators. Mr. Coupe previously was the CFO of Northland Tool, a spindle repair company and before Northland Mr. Coupe was the CFO of Data Mate International.

James W. Byrne - Director since May 1989

Mr. Byrne is a member of the Kingston Systems, Inc. Board of Directors and is the operations manager for Holo-Dek Gaming, Inc. His term of office as a director of Kingston is one year. Prior to this he was the Director of Engineering for Advanced Digital Internet ("ADI"). ADI provided internet service to high-end multi-dwelling units in Manhattan. Mr. Byrne's specialty was designing the infrastructure and overseeing the installation of each system.

There are no significant (critical) employees of the Company, other than the directors and officers noted above.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and any person who owns more than 10% of the Company's common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of the Company's common stock. Under Securities and Exchange Commission rules, the Company receives copies of all Section 16(a) forms that these Reporting Persons file. The Company is in the process of complying with Section 16(a) reporting obligations.

                                                              Form 10KSB Page 13

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to the Company's principal executive officer, the Company's principal financial officer and principal accounting officer, as well as all other employees, and is incorporated by reference. If the Company makes substantive amendments to this Code of Ethics or grants any waiver, including any implicit waiver, the Company will disclose the nature of such amendment or waiver on the Company's website or in a report on Form 8-K within five days of such amendment or waiver.

The Company will post its code of ethics on its website when the website is operational.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended March 31, 2006.


                                                                                             LONG TERM COMPENSATION
                                                                            -------------------------------------------------------
                                                                                    Awards
                                             ANNUAL COMPENSATION            ------------------------
                                  --------------------------------------    Restricted    Securities             Payouts
                                                            Other Annual      Stock      Underlying    -----------------------------
Name and Principal                                          Compensation     Award(s)      Options        LTIP        All Other
Position              Year         Salary ($)     Bonus ($)     ($)             ($)        SARs(#)     Payouts ($)  Compensation ($)
------------------    ----         ----------     --------- ------------     --------      -------     -----------  ----------------
Ralph McKittrick,     2006             0             0             0             0             0             0             0
CEO                   2005             0             0             0             0             0             0             0
                      2004             0             0             0             0             0             0             0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 30, 2006, there were 5,601,140 shares of common stock issued and outstanding.

The following table sets forth certain information as of March 31, 2006, regarding each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, each director, and named executive officer of the Company, and all officers and directors as a group:


                                                                        Amount and Nature
                                                                        of Beneficial
                                                                        Ownership of              Percentage of
Name/Address of Beneficial                Position with                 Common Stock              Securities (1)
Owner*                                       Company                       (1)
----------------------------------------------------------------------------------------------------------------
Ralph E. McKittrick (2)                   Chairman, CEO                  2,470,488                     44.1 %
James W. Byrne                            Director                       0                             0.0%
George J. Coupe                           Chief Financial Officer        0                             0.0%
Flood Trust                               N/A                            612,251                       10.9%
All executive officers and Directors as a                                2,470,488                     44.1%
group (3 people)

* Address of all holders is c/o Kingston Systems, Inc., 8 Merrill Industrial Drive, Unit 12, Hampton, NH 03842.

(1) Pursuant to the rules of the Securities and Exchange Commission, a person is deemed to "beneficially own" shares of common stock over which the person has or shares investment or voting power, or has the right to acquire such power within 60 days. The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus, in the case of each person, the number of shares of common stock issuable only to such person upon the exercise of options or warrants and the conversion of convertible debt securities.
(2) The ownership noted is comprised of the following: Thor Corporation owns 2,332,133 shares of common stock and is 100% controlled by Ralph McKittrick, CEO of Kingston; Kingston Associates owns 105,902 shares of common stock and is a Limited Partnership, 60% controlled by Ralph McKittrick and; Ralph McKittrick owns 32,453 shares of common stock.

                                                              Form 10KSB Page 14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2006, the Company was involved in the following related party transactions:

o The Company has certain credit card advances from George Coupe, President of Robotics, in the amount of $80,263. These advances are for the financing of operations and certain capital asset purchases. These advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and the "principal" balances are being repaid on a 12-month repayment schedule. The interest rates being paid to the credit card companies vary between 2.99% and 16.74%. The average interest rate paid was 8.44% for the period from August 18, 2005 (date of the purchase of Robotics) through March 31, 2006.
o The Company has an additional note payable to George Coupe in the amount of $200. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note is non-interest bearing through April 1, 2006. Subsequent to that date, the note will bear interest at the rate of 8.0% per year. This note is reflected in notes payable, related parties on the Company's balance sheet.
o The Company has a debt payable to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The debt is non-interest bearing. The amount of the debt has not changed since it was incurred.
o The Company, through its Robotics subsidiary, has a relationship with Holo-Dek. Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. The Company is considering acquiring Holo-Dek. As of March 31, 2006, Holo-Dek has provided working capital advances to Robotics in the amount of $62,549, shown in current liabilities on the Company's balance sheet.
o The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation ("Hexel") originally developed the robotics technology. That corporation is still in existence, however, with limited operations. There are two current employees of Robotics who are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property. Any enhancements/developments by Robotics to the robot technology, including software, is co-owned with Hexel through the licensing agreement. At March 31, 2006, $14,135 was owed to Hexel with $7,951 recorded as an expense during the year ended March 31, 2006.
o The Company has a related party note and loan payable to the Trust, discussed in Note 5, and the Company is the lessee on two related party capital leases, discussed in Note 9.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-QSB and 10-KSB include reference to File No. 0-15840.

(a) Exhibits
                                                                          Page
Exhibit No.             Document                                         Number
-----------             --------                                         ------
3.1                     The Certificate of Incorporation of the
                        Registrant, filed as Exhibit 3(a) to
                        Registrant's Registration Statement on
                        Form S-1 (File No. 33-12019), filed on
                        February 17, 1987, as amended by
                        Amendment Nos. 1,2 and 3 filed on March
                        25, April 3 and April 7, 1987, respectively
                        (the "S-1 Registration Statement"), is
                        incorporated herein by reference.
3.2                     The By-Laws of the Registrant, filed as
                        Exhibit 3(b) to the Registrant's S-1
                        Registration Statement, is incorporated
                        herein by reference.
 14                     The Code of Ethics of the Registrant, filed
                        as Exhibit 14 to the Registrant's March 31,
                        2005 Form 10-KSB, is incorporated herein
                        by reference.
21*                     List of Company's subsidiaries                     30
31.1, 31.2*             Rule 13a-14(a)/15d-14(a) Certification           31-32
32.1, 32.2*             Section 1350 - Certification                     33-34
* Filed herewith

                                                              Form 10KSB Page 15

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on August 19, 2005 regarding the acquisition of Parallel Robotic Systems Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


As of March 31,                        2006                     2005
                                     --------                 --------

Audit Fees                           $ 35,881                 $ 45,117
Audit Related Fees                         --                       --
Tax Fees                                   --                       --
Other Fees                                 --                       --
                                     --------                 --------
Total Fees                           $ 35,881                 $ 45,117
                                     ========                 ========



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of July, 2006.

                              KINGSTON SYSTEMS INC.



                              By:  /s/ Ralph E. McKittrick
                                   ------------------------------------------
                                   Ralph E. McKittrick
                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.



           Signature                                   Title                        Date

/s/ Ralph E. McKittrick            Chairman, Chief Executive Officer,
-----------------------            Principal Executive                         July 14, 2006
Ralph E. McKittrick

/s/ George J. Coupe
-----------------------            Chief Financial Officer                     July 14, 2006
George J. Coupe

/s/ James W. Byrne
-----------------------            Director                                    July 14, 2006
James W. Byrne

                                                              Form 10KSB Page 16

                              KINGSTON SYSTEMS INC.


                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm                     17

Consolidated Balance Sheets as of March 31, 2006 and
March 31, 2005                                                              18

Consolidated Statements of Operations for the Years Ended
March 31, 2006 and March 31, 2005                                           19

Consolidated Statements of Stockholders' Equity (Deficit)
for the Period from April 1, 2004 to March 31, 2006                         20

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2006 and March 31, 2005                                           21

Notes to the Consolidated Financial Statements                            22-29

                                                              Form 10KSB Page 17

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kingston Systems Inc. Hampton, New Hampshire

We have audited the consolidated balance sheets of Kingston Systems Inc. and subsidiary, as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kingston Systems Inc. and subsidiary as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and has current ratio deficits. As discussed in Note 1 to the consolidated financial statements, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
June 20, 2006

                                                              Form 10KSB Page 18

                              KINGSTON SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31,          March 31,
                                                                      2006               2005
                                                                  -----------        -----------

                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                         $    19,722        $        --
Accounts receivable                                                   138,542                 --
Inventory                                                             291,391                 --
Related party lease, current portion                                   13,636                 --
Other current assets                                                    2,692                 --
                                                                  -----------        -----------
     TOTAL CURRENT ASSETS                                         $   465,983        $        --

OTHER ASSETS:
Property and equipment, net of accumulated
  depreciation of $6,221                                               25,946                 --
Software, net of accumulated amortization
  of $1,098                                                               834                 --
Software development costs, net of accumulated
  amortization of $9,701                                              145,986                 --
Security deposits                                                      12,000                 --
Related party lease, non-current portion                               38,500                 --
                                                                  -----------        -----------
     TOTAL ASSETS                                                 $   689,249        $        --
                                                                  ===========        ===========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                  $   149,511        $        --
Accrued expenses                                                       42,737            100,000
Deferred revenue                                                      179,480                 --
Capitalized lease obligations, current portion                         16,520                 --
Credit card advances, related party                                    80,263                 --
Related party advances                                                 62,549                 --
Judgment payable, including accrued interest of $638,123 and
  $606,274 as of March 31, 2006 and March 31, 2005, respectively      992,006            960,157
Wages payable, related party                                           46,300             46,300
Notes payable, related parties, current portion                        16,200                 --
Loan payable, Flood Trust                                             100,000                 --
                                                                  -----------        -----------
     TOTAL CURRENT LIABILITIES                                    $ 1,685,566        $ 1,106,457

LONG TERM LIABILITIES:
Note payable, related party, non-current portion                       64,000                 --
Capitalized lease obligations, non-current portion                     53,784                 --
                                                                  -----------        -----------
     TOTAL LIABILITIES                                            $ 1,803,350        $ 1,106,457
                                                                  -----------        -----------
SHAREHOLDERS' DEFICIT:
Common stock:
  $0.01 par value; 10,000,000 shares authorized; 5,601,140
   shares and 4,988,889 shares issued and outstanding as of
   March 31, 2006 and March 31, 2005, respectively                     56,012             49,889
Additional paid-in capital                                         11,838,230         10,007,601
Accumulated deficit                                               (12,967,587)       (11,123,191)
Treasury stock at cost; 24,906 shares                                 (40,756)           (40,756)
                                                                  -----------        -----------
Total shareholders' deficit                                        (1,114,101)        (1,106,457)
                                                                  -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $   689,249        $        --
                                                                  ===========        ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                              Form 10KSB Page 19

                              KINGSTON SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THE YEARS ENDED
                                                -------------------------------
                                                  March 31,          March 31,
                                                    2006               2005
                                                ------------       ------------
Revenue                                         $    630,575        $        --
Cost of sales                                        389,759                 --
                                                ------------        -----------
 Gross profit                                        240,816                 --

Operating expense:
 Selling                                              23,797                 --
 General and administrative                          186,465             50,000
 Research and development                             50,608                 --
 Goodwill impairment                               1,787,431                 --
                                                ------------        -----------
   Total operating expense                         2,048,301             50,000
                                                ------------        -----------
Operating loss                                    (1,807,485)           (50,000)
                                                ------------        -----------
Other expense:
 Interest expense                                    (36,911)           (31,849)
                                                ------------        -----------
   Total other expense                               (36,911)           (81,849)
                                                ------------        -----------
Net loss before provision
 for income taxes                                 (1,844,396)           (81,849)

Provision for income taxes                                --                 --
                                                ------------        -----------

Net loss                                        $ (1,844,396)       $   (81,849)
                                                ============        ===========
Basic and diluted loss
 per share                                      $      (0.34)       $     (0.02)
                                                ============        ===========
Weighted-average number of
 common shares outstanding                         5,367,981          4,988,889
                                                ============        ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                              Form 10KSB Page 20

                              KINGSTON SYSTEMS INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM APRIL 1, 2004 TO MARCH 31, 2006


                                    Common Stock        Additional
                                --------------------     Paid-in     Treasury     Accumulated
                                  Shares     Amount      Capital      Stock         Deficit
                                ----------  --------   -----------   ---------   -------------
Balance at
March 31, 2004                   4,988,889  $ 49,889   $10,007,601   $(40,756)   $(11,041,342)

Net loss for the year                   --        --            --         --         (81,849)

Balance at                      ----------  --------   -----------   ---------   -------------
March 31, 2005                   4,988,889    49,889    10,007,601    (40,756)    (11,123,191)

Net loss for the year                   --        --            --         --      (1,844,396)

Shares issued upon conversion
of note payable and
acquisition of Robotics            612,251     6,123     1,830,629         --              --

Balance at                      ----------  --------   -----------   ---------   -------------
March 31, 2006                   5,601,140  $ 56,012   $11,838,230   $(40,756)   $(12,967,587)
                                ==========  ========   ===========   =========   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                              Form 10KSB Page 21

                              KINGSTON SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                THE YEARS ENDED
                                                        ------------------------------
                                                          MARCH 31,         MARCH 31,
                                                            2006              2005
                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(1,844,396)      $   (81,849)
   Adjustments to reconcile net loss to net cash
      from operating activities:
    Depreciation and amortization                             17,020                --
    Impairment of goodwill                                 1,787,431                --
   Changes in assets and liabilities:
     Accounts receivable                                    (106,423)               --
     Inventory                                              (153,370)               --
     Accounts payable                                        143,919                --
     Other current assets                                     (1,894)               --
     Deferred revenue                                        (90,103)               --
     Accrued liabilities                                     (76,477)           50,000
     Accrued interest on judgment payable                     31,849            31,849
                                                         -----------       -----------
NET CASH FROM OPERATING ACTIVITIES                          (292,444)               --
                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in acquisition of Robotics                   38,988                --
   Purchase of equipment                                      (1,290)               --
   Purchase of software development                          (27,309)               --
   Repayment of related party receivable                     151,013                --
                                                         -----------       -----------
NET CASH FROM INVESTING ACTIVITIES                           161,402                --
                                                         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Related party advances                                     62,548                --
   Loan payable, Flood Trust                                 100,000                --
   Payments on credit card advances, related party           (10,909)               --
   Payment of capital lease                                     (875)               --
                                                         -----------       -----------
NET CASH FROM FINANCING ACTIVITIES                           150,764                --
                                                         -----------       -----------
Net increase in cash                                          19,722                --
Cash and cash equivalents, beginning                              --                --
                                                         -----------       -----------
Cash and cash equivalents, ending                        $    19,722       $        --
                                                         ===========       ===========

Non-cash investing and financing activities:
Shares issued in acquisition of Robotics, net of
  cash acquired                                          $ 1,797,764       $        --
Capital lease for equipment                                   18,819                --
Assumption of capital lease from related party                52,136                --
Reclassification of software development costs to
  inventory                                                   40,506                --

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $     5,069       $        --
Cash paid for income taxes                                        --                --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                              Form 10KSB Page 22

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005

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

Basis of Presentation -- The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Company's fiscal year is from April 1 through March 31.

Consolidation -- The accompanying consolidated financial statements include the accounts and transactions of Kingston for all periods presented and the accounts and transactions of Robotics from August 18, 2005. Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition -- The Company categorizes all pre-shipment progress payments from the customers and service agreement revenues as "deferred revenue" on the balance sheet. Upon shipment of the robot, the Company releases the prepayment liabilities to revenue, along with the related cost of sales. Should a completed robot have its shipment temporarily delayed, as authorized by the customer (for example, the customer's facility may not yet be prepared to install the robot), the Company will recognize the robot's prepayment revenue and cost of sales at time of completion of the robot. The Company recognizes any deferred service agreement revenue over the life of the agreement. Costs are recognized as incurred.

                                                              Form 10KSB Page 23

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Condition -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended March 31, 2006, the Company incurred a net loss of $1,844,396 ($56,965, excluding the adjustment for goodwill impairment). As noted in the previous paragraph, the Company's subsidiary, Robotics, receives progress payments from customers that are not recognized as revenue until the product is shipped or billed as a completed unit sold. That customer prepayment liability was $161,563 at March 31, 2006 (shown as a component of "deferred revenue" on the Company's balance sheet) and reflects revenue of which is expected to be recognized in the fiscal year 2007. Nonetheless, the losses from operations and the current ratio deficit raise doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales improvements, the Company may not be able to continue as a going concern and may need to curtail operations.

Cash and Cash Equivalents -- Cash equivalents include highly liquid, short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

Accounts Receivable -- Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of March 31, 2006, management has determined that no allowance for doubtful accounts is necessary.

Inventory -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At March 31, 2006, inventory consisted of work in process materials, capitalized labor and spare parts for five robotics contracts (at the time a robot is completed, the product is shipped-the Company does not have finished goods inventory). Those amounts were:


Inventory as of:             March 31, 2006    March 31, 2005
                             --------------    --------------
Work in Process                 $191,941          $     --
Capitalized Labor                 71,074                --
Spare Parts                       28,376                --
                                --------          --------
Total                           $291,391          $     --


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

Long-lived assets -- Long-lived assets are reviewed for impairment when situations arise that indicate the asset could be impaired. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Research and Product Development Costs -- The Company is focusing its research and development on perfecting the software and hardware capabilities of the R Series line, improving the joint retaining rings and sockets on the P Series line, and exploring other uses for its products. The Company expenses research and product development costs as incurred.

                                                              Form 10KSB Page 24

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share -- Basic earnings (loss) per share is calculated by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share is identical to basic earnings (loss) per share, as the Company has no dilutive securities at this time.

Fair Values of Financial Instruments -- The carrying amounts reported in the balance sheets for accounts receivables and debt obligations approximate their fair values.

Intangible Assets -- The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheet as of March 31, 2006. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

Shipping Costs -- Costs to ship products to customers are charged to operations as incurred. During the years ended March 31, 2006 and March 31, 2005, the Company recognized shipping costs of $4,799 and $0, respectively, in cost of sales.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004),"Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's consolidated financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions," to eliminate the exception for non-monetary exchanges of similar productive assets. The Company is required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard has not had a material impact on the Company's consolidated financial statements.

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

In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

                                                              Form 10KSB Page 25

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company's consolidated financial statements.

NOTE 2 -- ACQUISITION OF PARALLEL ROBOTICS SYSTEMS

On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics for one share of Kingston's common stock, as a result of which acquisition Robotics became a wholly-owned subsidiary of Kingston. The transaction was equity issued in lieu of cash to the Flood Trust ("the Trust"). An Exchange Agreement was signed between Kingston, Robotics and the Trust. The Trust, as a lender of capital to Robotics and as payee, was issued a $1,836,752 promissory note ("the Note") by Robotics. The Trust acquired shares in Kingston by assigning to Kingston, as consideration, its rights as payee under the Note, in exchange for 612,251 newly issued shares of Kingston's common stock, recorded on the books of Kingston at $3.00 per share, which resulted in $6,123 of common stock and $1,830,629 of additional paid-in capital. Kingston, as the new payee under the Note, then cancelled the Note, and any obligations of Robotics under the Note. Kingston filed a Form 8-K on this transaction on August 19, 2005.

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

          Acquisition of Robotics:
 Fair value of assets acquired:
    Cash                                                      $       38,988
    Accounts receivable                                               32,119
    Note receivable, related party                                   151,013
    Inventory                                                         97,495
    Other assets (1)                                                 181,700
    Property, equipment and software, net                             13,767
                                                              --------------
 Total fair value of assets acquired                          $      515,082
                                                              --------------

 Fair value of liabilities
 assumed:
    Accounts payable                                          $        5,591
    Loan payable, related party                                       91,172
    Deferred revenue                                                 269,583
    Other liabilities (2)                                             19,215
    Notes payable                                                     80,200
                                                              --------------
 Total fair value of liabilities assumed                      $      465,761
                                                              --------------

 Fair value of net assets acquired                            $       49,321
                                                              ==============

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

(1) Comprised of a software development asset valued at $168,903, a security deposit of $12,000 and $797 of employee advances.
(2) Comprised of payroll and tax liabilities of $10,113, $6,184 of liability to the Hexel Corporation for software licensing and $2,918 for an outstanding auto loan.

                                                              Form 10KSB Page 26

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- PRO-FORMA RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the fiscal year ended March 31, 2006 and 2005, identifying the impact of the acquisition of Robotics, as if it had taken place on April 1, 2004.


Pro-forma Income Statements            Fiscal Year Ended     Fiscal Year Ended
                                       March 31, 2005        March 31, 2006
                                       -----------------     -----------------
Revenue                                $        747,186      $         641,586
Cost of sales                                   521,165                409,637
                                       ----------------      -----------------
Gross profit                                    226,021                231,949
Expense                                       2,259,223                377,629
Other expense                                   187,652                 40,040
                                       ----------------      -----------------
Net loss                               $     (2,220,854)     $        (185,720)
                                       ================      =================
Basic and diluted loss per share       $          (0.40)     $           (0.03)
Weighted-average common shares                5,601,140              5,601,140
outstanding

Included in the expense for the fiscal year ended March 31, 2005 is the goodwill impairment charge of $1,787,431, discussed in detail in Note 2.

NOTE 4 -- RELATED PARTY TRANSACTIONS

As of March 31, 2006, the Company was involved in the following related party transactions:

o The Company has credit card advances, related party, in current liabilities on its March 31, 2006 balance sheet. Those advances are from George Coupe, President of Robotics, in the amount of $80,263. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and the "principal" balances are being repaid on a 12-month repayment schedule. The interest rates being paid to the credit card companies vary between 2.99% and 16.74%. The average interest rate paid was 8.44% for the period from August 18, 2005 (date of the purchase of Robotics) through March 31, 2006.
o The Company has a note payable, related party, to George Coupe in the amount of $200. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note is non-interest bearing through April 1, 2006. Subsequent to that date, the note will bear interest at the rate of 8.0% per year.
o The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company's balance sheet.
o As previously discussed, the Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek. Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. The Company is considering acquiring Holo-Dek. As of March 31, 2006, Holo-Dek has provided working capital advances to Robotics in the amount of $62,549, which is shown in current liabilities on the Company's balance sheet.
o The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation ("Hexel") originally developed the robotics technology. That corporation is still in existence, however, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property. Any enhancements/developments by Robotics to the robot technology, including software, is co-owned with Hexel through the licensing agreement. At March 31, 2006, $14,135 was owed to Hexel with $7,951 recorded as an expense during the year ended March 31, 2006.
o The Company has a related party note and loan payable to the Trust, discussed in Note 5, and the Company is the lessee on two related party capital leases, discussed in Note 9.

                                                              Form 10KSB Page 27

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- JUDGMENT, NOTE AND LOAN PAYABLE

In addition to the notes and loan payable discussed in Note 4, the current liabilities as of March 31, 2006 reflect a judgment payable of $353,883 principal and $638,123 accrued interest. In early April 2006, the judgment creditor agreed to release the judgment for a cash payment in the amount of $100,000. The remaining judgment balance of $253,883, plus interest accrued through March 31, 2006 of $638,123, will be reflected as a debt forgiveness gain upon settlement of the judgment.

The Company has a note payable to the Trust for $80,000. Of that amount, $16,000 is a current liability and $64,000 is a long term liability. This note was issued in 2002 as part of the initial capitalization of Robotics and requires yearly principle payments of $16,000 through March 31, 2011. The note was non-interest bearing through April 1, 2006, and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). The Company has not yet made a payment on this note.

The Company has a loan payable to the Trust in the amount of $100,000, shown in current liabilities on the Company's balance sheet. This loan was made in March of 2006 and is payable on demand on or after September 10, 2006, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%.

See Note 9 regarding the Company's capital lease obligations.

NOTE 6 -- INTANGIBLE ASSETS

The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheet as of March 31, 2006. This robotic software is a long-term asset and is the Robotics-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Corporation (see Note
4), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. Management believes that the value of the software is not impaired at March 31, 2006. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The following is the anticipated amortization expense for the next five years for the software development asset as of March 31, 2006:

 For the year
ended March 31,         Amortization Expense
---------------         --------------------
2007                          $19,305
2008                          $19,305
2009                          $19,305
2010                          $19,305
2011                          $15,620
Thereafter                    $53,146

NOTE 7 -- SHAREHOLDERS' DEFICIT

At March 31, 2006 and 2005, the Company had 5,601,140 and 4,988,889 shares of common stock issued and outstanding, respectively, with 10,000,000 shares authorized with a par value of $0.01. At March 31, 2006 and 2005, the Company had $11,838,230 and $10,007,601 in additional paid-in capital, respectively, and an accumulated deficit of $12,967,587 and $11,123,191, respectively. At March 31, 2006 and 2005, the Company had 24,906 shares of treasury stock, valued at $40,756.

                                                              Form 10KSB Page 28

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- INCOME TAXES

The Company had net operating loss ("NOL") carry-forwards up to March 1988 when it last filed with the SEC. The Company has had net operating losses since that date. These net operating losses expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. Control of Robotics changed with the acquisition by the Company. In accordance with the internal revenue code, the accumulated losses of Robotics incurred prior to the Company's acquisition is limited to an annual amount of approximately $79,531 and a total limit of approximately $1,590,627 over a 20-year period. As of March 31, 2006, the Company had consolidated net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,420,678 which, if unused, will expire between 2007 through 2026.

The deferred tax asset and the provision for income taxes for the years ended March 31, 2006 and 2005 were:

For the years ended March 31,                          2006               2005
------------------------------------------------------------------------------

Deferred tax assets - operating loss
  carry-forwards                            $       958,831      $     321,881
Deferred tax liability-software
  development costs                         $       (45,282)                --
Valuation allowance                                (913,549)          (321,881)
------------------------------------------------------------------------------
Net Deferred Tax Asset                      $            --      $          --
==============================================================================

For the years ended March 31,                          2006               2005
------------------------------------------------------------------------------
Tax at federal statutory rate (34%)         $      (627,095)     $     (27,829)
Operating losses of Robotics acquired              (581,739)                --
Non-deductible expenses                             708,023                 --
Expiration of NOL carry-forward                      12,615            407,898
State tax benefit                                  (103,471)            (4,592)
Change in valuation allowance                       591,667           (375,477)
------------------------------------------------------------------------------
Provision for Income Taxes                  $            --      $          --
==============================================================================

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------

The Company's Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The lease was executed in 2002 and the term of the lease is five years, ending March 31, 2007. The lease includes a base rent and common area/maintenance payment. The payment for the fiscal year 2006-2007 is expected to be $161,950. The lease does not have a renewal clause for the period subsequent to March 31, 2007. As discussed in Note 4, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage. Total lease expense for the year ended March 31, 2006 was $13,954.

Capital Leases
--------------

The Company has executed a capital lease for manufacturing equipment in the amount of $19,766. As of March 31, 2006, accumulated depreciation on the equipment was $1,412 and the net book value was $18,354. The following are the expected minimum lease payments for the next five years:


Year Ending March 31,                              Capital Lease
---------------------                              -------------
2007                                                  $ 5,688
2008                                                    5,688
2009                                                    5,688
2010                                                    5,688
2011                                                    3,206
                                                      -------
Total                                                 $25,958
Less: Interest Included                                (7,790)
                                                      -------
Total Obligations under Capital Lease                 $18,168
Current Portion Due                                   $(2,884)
Long-Term Portion                                     $15,284

                                                              Form 10KSB Page 29

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's Robotics subsidiary is the named lessee on two leases used to acquire equipment for Holo-Dek (see Note 4). The Company has ultimate responsibility to make all payments regarding the leases. A total of $52,136 of equipment was acquired. The leases are shown on the Company's balance sheet as a related party lease asset and a capitalized lease obligation. The following are the expected minimum leaase payments for the next five years.

Year Ending March 31,                  Capital Leases
---------------------                  --------------
2007                                         $ 21,420
2008                                           21,420
2009                                           14,375
2010                                            6,948
2011                                            6,148
                                             --------
Total                                        $ 70,311
Less: Interest Included                       (18,175)
                                             --------
Total Obligation under Capital Leases        $ 52,136
Current Portion Due                          $(13,636)
Long-Term Portion                            $ 38,500


NOTE 10 - SUBSEQUENT EVENT

The current liabilities as of March 31, 2006 reflect a judgment payable of $353,883 principal and $638,123 accrued interest. In early April 2006, the judgment creditor agreed to release the judgment for a cash payment in the amount of $100,000. The remaining judgment balance of $253,883, plus interest accrued through March 31, 2006 of $638,123, will be reflected as a debt forgiveness gain upon settlement of the judgment.