Form 10QSB
period 2006-07-01
KINGSTON SYSTEMS INC
filed 2006-08-15
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                   For the Quarterly Period Ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


       Title of Class                              Number of Shares Outstanding
-----------------------------                     -----------------------------
Common Stock
(par value $0.01 per share)                       5,601,140 as of July 31, 2006

                                      INDEX                   Form 10-QSB Page 1

                                                                          Page
                                                                         Number
                                                                         ------

     PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of
   July 1, 2006 and March 31, 2006                                         2
Condensed Consolidated Statements of Operations for the
   Three Months Ended July 1, 2006 and July 2, 2005                        3
Condensed Consolidated Statements of Cash Flows for the
   Three Months Ended July 1, 2006 and July 2, 2005                        4
Notes to the Condensed Consolidated Financial Statements                   5-9

Item 2. Management's Discussion and Analysis or Plan
   of Operations                                                           10-13

Item 3. Controls and procedures                                            13

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 2. Unregistered Sales of Equity Securities                            14

Item 3. Defaults Upon Senior Securities                                    14

Item 4. Submission of Matters to a Vote of Security Holders                14

Item 5. Other Information                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   14-15

Signatures                                                                 15-19

ITEM 1: FINANCIAL STATEMENTS                                  Form 10-QSB Page 2

                              KINGSTON SYSTEMS INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         July 1, 2006    March 31, 2006
                                                                         ------------    --------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $      4,126    $       19,722
Accounts receivable                                                            41,332           138,542
Inventory                                                                     213,557           291,391
Related party leases, current portion                                          16,568            13,636
Other current assets                                                            2,695             2,692
                                                                         ------------    --------------
TOTAL CURRENT ASSETS                                                          278,278           465,983

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $8,726 and
 $6,221 as of July 1, 2006 and March 31, 2006, respectively                    39,630            25,946
Software, net of accumulated depreciation of $1,343 and $1,098 as of
  July 1, 2006 and March 31, 2006, respectively                                   589               834
Software development costs, net of accumulated depreciation of $14,527
  and $9,701 as of July 1, 2006 and March 31, 2006, respectively              141,159           145,986
Security deposits                                                              12,000            12,000
Related party leases, non-current portion                                      41,567            38,500
                                                                         ------------    --------------
TOTAL ASSETS                                                             $    513,223    $      689,249
                                                                         ============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                         $     88,636    $      149,511
Accrued expenses                                                               45,317            42,737
Deferred revenue                                                              130,252           179,480
Capitalized lease obligations, current portion                                 20,433            16,520
Credit card advances, related party                                            75,462            80,263
Related party advances                                                        108,049            62,549
Judgment payable, including accrued interest of $646,085 and $638,123
  as of July 1, 2006 and March 31, 2006, respectively                         999,968           992,006
Wages payable, related party                                                   46,300            46,300
Notes payable, related parties, current portion including accrued
  interest of $1,600 as of July 1, 2006                                        17,800            16,200
Loan payable, Flood Trust, including accrued interest of $1,995
  as of July 1, 2006                                                          101,995           100,000
                                                                         ------------    --------------
TOTAL CURRENT LIABILITIES                                                   1,634,212         1,685,566

LONG TERM LIABILITIES:
Note payable, related party, non-current portion                               64,000            64,000
Capitalized lease obligations, non-current portion                             54,981            53,784
                                                                         ------------    --------------
TOTAL LIABILITIES                                                           1,753,193         1,803,350
                                                                         ------------    --------------
SHAREHOLDERS' DEFICIT:
Common stock:
  $0.01 par value; 10,000,000 shares authorized; 5,601,140 shares
  issued and outstanding                                                       56,012            56,012
Additional paid-in capital                                                 11,838,230        11,838,230
Accumulated deficit                                                       (13,093,456)      (12,967,587)
Treasury stock at cost; 24,906 shares                                         (40,756)          (40,756)
                                                                         ------------    --------------
Total shareholders' deficit                                                (1,239,970)       (1,114,101)
                                                                         ------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $    513,223    $      689,249
                                                                         ============    ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              Form 10-QSB Page 3

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                   July 1, 2006    July 2, 2005
                                                   ------------    ------------
Revenue                                            $    149,680    $         --
Cost of sales                                           116,610              --
                                                   ------------    ------------
Gross profit                                             33,070              --
Operating expense:
Selling                                                   7,539              --
General and administrative                               89,782          12,500
Research and development                                 47,690              --
                                                   ------------    ------------
Total operating expense                                 145,011          12,500
                                                   ------------    ------------
Operating loss                                         (111,941)        (12,500)
                                                   ------------    ------------
Other expense:
Interest expense                                        (13,929)         (7,962)
                                                   ------------    ------------
Total other expense                                     (13,929)         (7,962)
                                                   ------------    ------------
Net loss before provision
 for income taxes                                      (125,870)        (20,462)
Provision for income taxes                                   --              --
                                                   ------------    ------------
Net loss                                           $   (125,870)   $    (20,462)
                                                   ============    ============
Basic and diluted loss
 per share                                         $      (0.02)   $      (0.00)
                                                   ------------    ------------
Weighted-average number of
 common shares outstanding                            5,601,140       4,988,889
                                                   ============    ============

           The accompanying notes are integral part of these condensed consolidated financial statements.

                                                              Form 10-QSB Page 4

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                          July 1, 2006    July 2, 2005
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $   (125,870)   $    (20,462)
Adjustments to reconcile net loss to net cash
 from operating activities:
   Depreciation and amortization                                 7,577              --
   Changes in assets and liabilities:
    Accounts receivable and other current assets                97,207              --
    Inventory                                                   77,834              --
    Accounts payable                                           (60,874)             --
    Deferred revenue                                           (49,228)             --
    Accrued liabilities                                          2,580          12,500
    Accrued interest on judgment and loan payable               11,557           7,962
                                                          ------------    ------------
NET CASH FROM OPERATING ACTIVITIES                             (39,217)             --
                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment/software                                (16,190)             --
                                                          ------------    ------------
NET CASH FROM INVESTING ACTIVITIES                             (16,190)             --
                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party advances                                          45,500              --
Payments on credit card advances, related party                 (4,801)             --
Payment of capital lease                                          (888)             --
                                                          ------------    ------------
NET CASH FROM FINANCING ACTIVITIES                              39,811              --
                                                          ------------    ------------
Net decrease in cash                                           (15,596)             --
Cash and cash equivalents, beginning                            19,722              --
                                                          ------------    ------------
Cash and cash equivalents, ending                         $      4,126    $         --
                                                          ============    ============
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Assumption of capital lease from related party            $      9,386    $         --
Reduction in capital lease liability from related party   $     (3,387)   $         --

Cash paid for interest                                    $      2,372    $         --
Cash paid for income taxes                                $         --    $         --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              Form 10-QSB Page 5

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder -- Kingston Systems Inc. ("Kingston" or the "Company") was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last Securities and Exchange Commission ("SEC") filing of a Form 10-Q for the period ended December 31, 1988. The Company had been inactive, with the exception of expenses accrued for professional services and interest accrued on the judgment payable (see Note 4), until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics") on August 18, 2005, making Robotics a wholly-owned subsidiary. Robotics is in the business of manufacturing robotic machinery and it has been an operating company since February 11, 2002.

The majority and controlling shareholders of the Company are the following:

Name                      Shares          Comments
---                       ---------       --------
Kingston Associates         105,902       Limited Partnership 60% controlled by
                                          Ralph McKittrick, CEO of Kingston
                                          Systems
Ralph McKittrick             32,453

Thor Corporation          2,332,133       Thor Corporation is 100% controlled
                                          by Ralph McKittrick
Flood Trust                 612,251

All others                2,518,401
                          ---------

Total                     5,601,140
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

Basis of Presentation -- The financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with GAAP have been omitted, pursuant to such rules and regulations. The Company's fiscal year is from April 1 through March 31 (April 1, 2006 through March 31, 2007 is referred to as fiscal 2007 in this report).

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Kingston and its subsidiary, Robotics. These financial statements should be read in conjunction with the Company's Form 10-KSB for the period ended March 31, 2006, on file with the SEC. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ended March 31, 2007.

Consolidation -- The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Kingston for all periods presented and the accounts and transactions of Robotics from August 18, 2005, the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

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

                                                              Form 10-QSB Page 6

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business Condition -- The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements for the period ended July 1, 2006, the Company incurred a net loss of $125,870. As noted in the previous paragraph, the Company's subsidiary, Robotics, receives progress payments from customers that are not recognized as revenue until the product is shipped or billed as a completed unit sold. That customer prepayment liability was $114,835 at July 1, 2006 (shown as a component of "deferred revenue" on the Company's balance sheet) and reflects revenue which is expected to be recognized in the 2007 fiscal year. Nonetheless, the losses from operations and the current ratio deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales improvements, the Company may not be able to continue as a going concern and may need to curtail operations.

Cash and Cash Equivalents -- Cash equivalents include highly liquid, short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

Accounts Receivable -- Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of July 1, 2006, management has determined that no allowance for doubtful accounts is necessary.

Inventory -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs negatively from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At July 1, 2006, inventory consisted of work in process materials, capitalized labor and spare parts for two robotics contracts. Those amounts were:

Inventory as of:             July 1, 2006             March 31, 2006
                             ------------             --------------

Work in Process                  $121,058                   $191,941

Capitalized Labor                  63,773                     71,074

Spare Parts                        28,726                     28,376
                                 --------                   --------
Total                            $213,557                   $291,391


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

Research and Product Development Costs -- The Company is focusing its research and development on perfecting the software and hardware capabilities of its robots, along with exploring other uses for its products. The Company expenses research and product development costs as incurred.

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

Intangible Assets -- The Company has an intangible asset, identified as "Software development" reflected on its condensed consolidated balance sheets as of July 1, 2006 and March 31, 2006. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

Shipping Costs -- Costs to ship products to customers are charged to cost of sales as incurred. During the quarters ended July 1, 2006 and July 2, 2005, the Company incurred $5,423 and $0 of shipping costs, respectively.

NOTE 2 -- ACQUISITION OF PARALLEL ROBOTIC SYSTEMS

On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics for one dollar, as a result of which acquisition Robotics became a wholly-owned subsidiary of Kingston. The balance sheet, results of operations and cash flows of Robotics are included in the Company's condensed consolidated financial statements, from the date of the acquisition (see Note 9 for pro-forma financials).

NOTE 3 -- RELATED PARTY TRANSACTIONS

As of July 1, 2006, the Company was involved in the following related party transactions:

      o The Company has credit card advances, related party, in current liabilities on its balance sheets. Those advances are from George Coupe, President of Robotics. As of July 1, 2006 and March 31, 2006, those advances were $75,462 and $80,263, respectively. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and the "principal" balances are being repaid on a 12-month repayment schedule. The interest rates being paid to the credit card companies vary between 2.99% and 16.74%. The average interest rate paid was 7.19% for the period from April 1, 2006 through July 1, 2006.
      o The Company has a note payable, related party, to George Coupe in the amount of $200, included in notes payable, related parties, current portion on the Company's July 1, 2006 and March 31, 2006 balance sheets. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year.
      o The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the
            Company's July 1, 2006 and March 31, 2006 balance sheets.
      o     The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming, Inc.
            ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the "Trust"), an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. The Company is considering acquiring Holo-Dek. As of July 1, 2006, Holo-Dek has provided working capital advances to the Company in the amount of $108,049, which is shown in current liabilities on the Company's balance sheet. As of March 31, 2006, Holo-Dek had provided the Company with $62,549 in working capital advances.
      o The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation ("Hexel") originally developed the robotics technology. That corporation is still in existence, however, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property. Any enhancements/developments by Robotics to the robot technology, including software, is co-owned with Hexel through the licensing agreement. At July 1, 2006 and March 31, 2006, $16,171 and $14,135 was owed to Hexel (included in accrued expenses on the Company's balance sheets), respectively. $2,036 was recorded as an expense during the quarter ended July 1, 2006.
      o The Company has a related party note and loan payable to the Trust, discussed in Note 4, and the Company is the lessee on three related party capital leases, discussed in Note 8.

                                                              Form 10-QSB Page 8

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- NOTE AND JUDGMENT PAYABLE

In addition to the notes and loan payable discussed in Note 3, the current liabilities as of July 1, 2006 reflect a judgment payable of $353,883 principal and $646,085 accrued interest. In early April 2006, the judgment creditor agreed to release the judgment for a cash payment in the amount of $100,000. The remaining judgment balance of $253,883, plus interest accrued, will be reflected as a debt forgiveness gain upon settlement of the judgment. As of March 31, 2006, the judgment payable was $353,883 principal and $638,123 accrued interest.

The Company has a note payable to the Trust for $80,000. Of that amount, $16,000 principal is a current liability and $64,000 is a long term liability. The current liability also reflects accrued interest of $1,600. This note was issued in 2002 as part of the initial capitalization of Robotics and requires yearly principal payments of $16,000 (payable monthly) through March 31, 2011. The note was non-interest bearing through April 1, 2006 and now bears interest at the rate of 8.0% per year (payable monthly-unpaid interest will be compounded). The Company has not yet made a payment on this note.

The Company has a note payable to the Trust in the amount of $100,000, plus accrued interest of $1,995, shown in current liabilities on the Company's balance sheet. This loan was made in March of 2006 and is payable on demand on or after March 31, 2007, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%.

See Note 8 regarding the Company's capital lease obligations.

NOTE 5 -- INTANGIBLE ASSETS

The Company has a condensed intangible asset, identified as "Software development" reflected on its condensed consolidated balance sheets as of July 1, 2006 and March 31, 2006. This robotic software is a long-term asset and is the Robotics-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Corporation (see Note 3), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. Management believes that the value of the software is not impaired at July 1, 2006. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 6 -- SHAREHOLDERS' DEFICIT

At July 1, 2006 and March 31, 2006, the Company had 5,601,140 shares of common stock issued and outstanding with 10,000,000 shares authorized with a par value of $0.01. At July 1, 2006 and March 31, 2006, the Company had $11,838,230 in additional paid-in capital and an accumulated deficit of $13,093,456 and $12,967,587, respectively. At July 1, 2006 and March 31, 2006, the Company had 24,906 shares of treasury stock, valued at its cost of $40,756.

NOTE 7 -- INCOME TAXES

The Company had net operating loss ("NOL") carry-forwards up to March 1988 when it last filed with the SEC. The Company has had net operating losses since that date. These net operating losses expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. Control of Robotics changed with the acquisition by the Company. In accordance with the internal revenue code, the accumulated losses of Robotics incurred prior to the Company's acquisition is limited to an annual amount of approximately $79,531 and a total limit of approximately $1,590,627 over a 20 year period. As of March 31, 2006, the Company had consolidated net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,420,678 which, if unused, will expire between 2007 through 2026.

                                                              Form 10-QSB Page 9

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company's Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The lease was executed in 2002 and the term of the lease is five years, ending March 31, 2007. The lease includes a base rent and common area/maintenance payment. The payment for the fiscal year 2006-2007 is expected to be $161,950. The lease does not have a renewal clause for the period subsequent to March 31, 2007. As discussed in Note 3, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage.

Capital Leases
In November of 2005, the Company executed a capital lease for manufacturing equipment in the amount of $19,766. As of July 1, 2006, accumulated depreciation on the equipment was $2,118 and the net book value was $17,648.

The Company's Robotics subsidiary is the named lessee on three leases used to acquire equipment for Holo-Dek (see Note 3). The Company has ultimate responsibility to make all payments regarding the leases. A total of $61,522 of equipment was acquired. The leases are shown on the Company's balance sheets as a related party lease asset and a capitalized lease obligation.

NOTE 9 -- PRO-FORMA RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three month period ended July 2, 2005 and the fiscal year ended March 31, 2006, identifying the impact of the acquisition of Robotics, as if it had taken place prior to April 1, 2005.

Pro-forma Income Statements        Three Months Ended July 2, 2005     Fiscal Year Ended March 31, 2006
                                   --------------------------------    --------------------------------
Revenue                            $                         11,010    $                        641,586
Cost of sales                                                18,262                             409,637
                                   --------------------------------    --------------------------------
Gross profit                                                 (7,252)                            231,949
Expense                                                   1,879,802                           2,165,060
Other expense                                                12,847                              40,040
                                                                       --------------------------------
Net loss                           $                     (1,899,901)   $                     (1,973,151)
                                   ================================    ================================
Basic and diluted loss per share   $                          (0.34)   $                          (0.35)
Weighted-average common shares                            5,601,140                           5,601,140
 outstanding

Included in the expense for the fiscal year ended March 31, 2006 and the three months ended July 2, 2005 is a goodwill impairment charge of $1,787,431.

                                                             Form 10-QSB Page 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                                     General
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB. This Management's Discussion and Analysis contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various SEC filings. No assurance can be given that any such matters will be realized.

Plan of Operations
As discussed in Note 1 and below in the Management's Discussion and Analysis, Kingston was a dormant company from 1988 until, in August of 2005, Kingston acquired Robotics in an attempt to revive itself. Robotic's business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotic's robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek, a startup gaming business, which could provide another market for Robotic's products (see Note 3). The Company is considering acquiring Holo-Dek. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video gamers.

In regards to the Company's robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees.

Ongoing research and development will be a priority of the Company, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing and other commercial settings. Currently the Company is planning three different arenas for research and development efforts. First, the Company will continue to work on the software algorithms to develop new motion paths for the robot to fit the new applications needed by the Company's customers. Second, the Company is planning to use one of its platforms as a simulator for both the small aircraft flight industry, as well as an interactive ride for video game entertainment. The research and development effort will seek to create the tools necessary for game developers and flight schools to integrate their current or future software products with the Company's simulator. Third, the Company plans to improve upon the actuators purchased from manufacturing partners to develop a standard actuator that will allow the Company's machines to achieve greater accuracy and allow the Company to purchase in larger quantities to lower the cost of these components.

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

Results of Operations
Summary
Kingston was incorporated in 1983 and re-incorporated in Delaware in 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last SEC filing of a 10-Q for the period ended December 31, 1988. The Company had been inactive since that date, with the exception of the expenses accrued for professional services and interest on a judgment payable. Subsequent to that date, on August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston.

The Three Months Ended July 1, 2006 Compared to the Three Months Ended July 2, 2005

Revenues for the first quarter of fiscal 2007 were $149,680, reflecting solely the revenues of Robotics. During the quarter, the Company completed one major project and recognized the sales for that project. In addition, the Company sold a used robot from inventory. There was no sales activity in the prior year period. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a deferred revenue liability until the product is completed or shipped. As of July 1, 2006, that liability was $114,835. It is expected that the July 1, 2006 liability will be recognized as revenue during the second and third quarters of the Company's 2007 fiscal year.

Cost of sales was $116,610 for the first quarter of fiscal 2007, which reflects costs related to the Robotics sales orders shipped in that quarter. There was no activity in the prior year period. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic's customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped and recognized as a sale. As of July 1, 2006, the Company's inventory was $213,557, which reflects $184,831 of customer order related inventory. It is expected that the July 1, 2006 customer order related inventory will be recognized as cost of sales in the second and third quarters of the Company's 2007 fiscal year.

                                                             Form 10-QSB Page 11

Selling expenses for the first quarter of fiscal 2007 reflect solely the expenses of Robotics. There was no activity in the prior year period. The Company's expense was $7,539, which was comprised primarily of salaries related to the selling of Robotic's products.

General and administrative expenses were $89,782 in the first quarter of fiscal 2007. That amount consisted of engineering related expenses of $36,348, $18,789 of other payroll related expenses, rent and utility expenses of $14,836 and insurance expenses of $3,368. The remaining expenses of $16,441 were for travel, depreciation and other costs. For the first quarter of fiscal 2006, general and administrative expenses were $12,500, which reflects professional services for Kingston.

Research and development expenses were $47,690 for the first quarter of fiscal 2007. Those costs were primarily engineering salary costs related to the continuing development of Robotic's products. There was no corresponding expense in first quarter of fiscal 2006.

Interest expense for the first quarter of fiscal 2007 was $13,929, which reflects interest related to the judgment payable and, to a lesser degree, the notes payable, related parties, and the credit card advances, related party, both reflected in the Company's July 1, 2006 balance sheet. Interest expense for the prior year period was $7,962, related to the judgment payable.

The Company's loss for the first quarter of fiscal 2007 was $125,870 and the Company's loss for the first quarter of fiscal 2006 was $20,462, which resulted in a per share loss of $0.02 and $0.00 in the first quarters of fiscal 2007 and 2006, respectively.

                         Liquidity and Capital Resources
On an ongoing basis, the Company's primary needs for liquidity and capital resources are for the funding of salaries and other administrative expenses related to the management of the Company, for payment of the cost of products sold and inventory (if these expenditures are not covered by customer pre-shipment deposits) and, to a lesser degree, for research and development.

During the first three months of fiscal 2007, net cash used by operations was $39,218, compared with $0 in the prior year period. Cash from accounts receivable and inventory, along with accrued interest on the judgment and loan payable, was primarily offset by the increases in payables and deferred revenue, along with the net loss. This is consistent with the Company's fulfillment of a large order during the first quarter. In the prior year period, the net loss related to accrued interest for the judgment payable and professional services accruals was offset by the balance sheet impact of those entries.

Net cash used in investing activities was $16,190 for the first three months of fiscal 2007, compared with no activity for the prior year period. The use of funds in the first three months of fiscal 2007 was for testing equipment and capitalized labor.

Cash provided by financing activities was $39,811 for the first three months of fiscal 2007, compared with $0 for the first three months of fiscal 2006. The source of cash in 2007 was advances from Holo-Dek.

The Company's cash and cash equivalents of $4,126 as of July 1, 2006, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. Such financing has been obtained in the past from the Trust, along with the sale of the Company's robots. In addition, the Company is continuing to pursue its interests in Holo-Dek, also discussed in Note 3, along with a focus on increasing revenue through an increased level of sales of robotic products. As mentioned in Note 1, the Company is actively pursuing additional sources of funding.

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company's future operations. Should that occur, the Company may need to curtail its operations.

                         Off Balance Sheet Arrangements
As of July 1, 2006, the Company had no off balance sheet arrangements with any parties.

                               Legal Contingencies
The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At July 1, 2006 there are no outstanding legal proceedings, nor are there any reserves established.

                                                             Form 10-QSB Page 12

                          Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. The Company evaluates its estimates on an ongoing basis, including estimates for income tax assets and liabilities and the impairment of the value of long-lived assets. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

                           Accounting for Income Taxes
The Company currently records a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

                         Impairment of Long-lived assets
The Company reviews estimates of the value of its long-lived assets each reporting period and will record an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

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

                        Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

                                                             Form 10-QSB Page 13

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of July 1, 2006. Based upon this evaluation and as a result of the deficiencies discussed below, management, including the Chief Executive Officer and Principal Financial Officer, have concluded that the Company's disclosure controls and procedures were not effective as of July 1, 2006.

The deficiencies in the Company's internal control over financial reporting in connection with the Company's filing of its 10-KSB for the period ended March 31, 2006 related primarily to the failure to properly measure and disclose the provision for income taxes, certain debt disclosures and certain cash flow transactions. The deficiencies were detected in the evaluation process and the transactions were appropriately recorded and disclosed in that Form 10-KSB. The Company is in the process of improving its internal control over financial reporting, in an effort to resolve these deficiencies through improved supervision and training of the accounting staff, but additional effort is needed to fully remedy these deficiencies. Because the interim reporting on Form 10-QSB is not a full presentation, certain disclosures required for the annual reporting are not present in the interim reporting. The Company's management and directors will continue to work with their auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective for the interim as well as the annual periods.

Based on the matters identified above, the Company's Chief Executive Officer/Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective. These deficiencies have been disclosed to the Company's Board of Directors.

Changes in internal control over financial reporting
As noted above, the Company is in the process of improving its internal control over financial reporting, in an effort to resolve these deficiencies through increased management involvement and improved supervision and training of the accounting staff, but additional effort is on-going and needed to fully remedy these deficiencies. The Company's management and directors will continue to work with their auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective.

                                                             Form 10-QSB Page 14

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 1988, a judgment was entered against the Company in the amount of $353,883. The Company's current liabilities balances at July 1, 2006 and March 31, 2006 reflect the $353,883 principal, plus accrued interest of $646,085 and $638,123, respectively. Subsequently, on April 6, 2006, the Company agreed to settle this judgment. This settlement is discussed in Note 4.

There are no pending legal proceedings against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

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

                                                             Form 10-QSB Page 15

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

                              KINGSTON SYSTEMS INC.


Date:    August 15, 2006                       By:    /s/ Ralph E. McKittrick
                                                      -----------------------
                                                      Ralph E. McKittrick
                                                      Chief Executive Officer



Date:    August 15, 2006                       By:    /s/ George J. Coupe
                                                      -----------------------
                                                      George J. Coupe
                                                      Chief Financial Officer