Form 10QSB
period 2006-09-30
KINGSTON SYSTEMS INC
filed 2006-11-20
CIK 810837

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-QSB

For the Quarterly Period Ended September 30, 2006

Commission File Number: 0-15840

KINGSTON SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1688816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Merrill Industrial Drive Unit 12
Hampton, New Hampshire	03842
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: 603-758-1333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding
Common Stock	5,601,140 as of November 20, 2006
(par value $0.01 per share)

INDEX
Page Number
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and March 31, 2006	2
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2006 and October 1, 2005	3-4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2006 and October 1, 2005	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6-10

Item 2. Management's Discussion and Analysis or Plan of Operations	11-16
Item 3. Controls and procedures	16-17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

Exhibits	20-23

ITEM 1: FINANCIAL STATEMENTS

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,180	$19,722
Accounts receivable	6,223	138,542
Inventory	221,405	291,391
Related party leases, current portion	17,269	13,636
Related party receivable	50,030	-
Other current assets	8,162	2,692
TOTAL CURRENT ASSETS	327,269	465,983

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $11,232
and $6,221 as of Sept. 30, 2006 and March 31, 2006, respectively	37,125	25,946
Software, net of accumulated depreciation of $1,588 and $1,098
as of Sept. 30, 2006 and March 31, 2006, respectively	344	834
Software development costs, net of accumulated depreciation of $19,354
and $9,701 as of Sept. 30, 2006 and March 31, 2006, respectively	136,333	145,986
Security deposits	12,000	12,000
Related party leases, non-current portion	36,978	38,500
TOTAL ASSETS	$550,049	$689,249
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$38,049	$149,511
Accrued expenses	42,148	42,737
Deferred revenue	206,906	179,480
Capitalized lease obligations, current portion	20,444	16,520
Credit card advances, related party	61,344	80,263
Credit card liability, related party	50,030	-
Related party advances	285,421	62,549
Note payable, including accrued interest of $336,611	-	1,836,752
Judgment payable, including accrued interest of $654,047 and $638,123
as of Sept. 30, 2006 and March 31, 2006, respectively	1,007,930	992,006
Wages payable, related party	46,300	46,300
Notes payable, related parties, current portion including accrued interest
of $3,208 as of Sept. 30, 2006	27,408	16,200
Loan payable, Flood Trust, including accrued interest of $3,989 as of
September 30, 2006	103,989	100,000
TOTAL CURRENT LIABILITIES	1,889,969	3,522,318

LONG TERM LIABILITIES:
Note payable, related party, non-current portion	56,000	64,000
Capitalized lease obligations, non-current portion	50,347	53,784
TOTAL LIABILITIES	1,996,316	3,640,102
SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares authorized; 5,601,140 and 4,988,889 shares
issued and outstanding as of September 30, 2006 and March 31, 2006, respectively	56,012	49,889
Additional paid-in capital	11,838,230	10,007,601
Accumulated deficit	(13,299,753)	(12,967,587)
Treasury stock at cost; 24,906 shares	(40,756)	(40,756)
Total shareholders’ deficit	(1,446,267)	(2,950,853)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$550,049	$689,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	September 30, 2006	October 1, 2005
Revenue	$4,480	$18,975
Cost of sales	27,995	4,736
Gross profit (loss)	(23,515)	14,239
Operating expense:
Selling	24,689	8,313
General and administrative	100,862	47,816
Research and development	42,222	6,763
Goodwill impairment	-	1,787,431
Total operating expense	167,773	1,850,323
Operating loss	(191,288)	(1,836,084)
Other expense:
Interest expense	(14,663)	(8,698)
Total other expense	(14,663)	(8,698)
Net loss before provision
for income taxes	(205,951)	(1,844,782)
Provision for income taxes	-	-
Net loss	$(205,951)	$(1,844,782)
Basic and diluted loss
per share	$(0.04)	$(0.35)
Weighted-average number of
common shares outstanding	5,601,140	5,291,650

The accompanying notes are integral part of these condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED
	September 30, 2006	October 1, 2005
Revenue	$154,160	$18,975
Cost of sales	144,605	4,736
Gross profit	9,555	14,239
Operating expense:
Selling	32,228	8,313
General and administrative	190,989	60,316
Research and development	89,912	6,763
Goodwill impairment	-	1,787,431
Total operating expense	313,129	1,862,823
Operating loss	(303,574)	(1,848,584)
Other expense:
Interest expense	(28,592)	(16,660)
Total other expense	(28,592)	(16,660)

Net loss before provision
for income taxes	(332,166)	(1,865,244)

Provision for income taxes	-	-

Net loss	$(332,166)	$(1,865,244)
Basic and diluted loss
per share	$(0.06)	$(0.36)
Weighted-average number of
common shares outstanding	5,601,140	5,138,624

The accompanying notes are integral part of these condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	September 30, 2006	October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(332,166)	$(1,865,244)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	15,153	1,485
Changes in assets and liabilities:
Impairment of goodwill	-	1,787,431
Accounts receivable and other current assets	126,849	(9,788)
Inventory	69,986	(106,672)
Accounts payable	(111,462)	74,944
Deferred revenue	27,426	(7,240)
Accrued liabilities	(589)	27,954
Accrued interest on judgment and loans payable	23,121	15,924
NET CASH FROM OPERATING ACTIVITIES	(181,682)	(81,206)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment/software	(16,190)	-
Repayment of note receivable, related party	-	53,930
NET CASH FROM INVESTING ACTIVITIES	(16,190)	53,930
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party working capital advances	362,018	-
Payment of related party advances	(139,146)	-
Payments on credit card advances, related party	(18,919)	(10,799)
Payments on capital lease	(1,623)	-
NET CASH FROM FINANCING ACTIVITIES	202,330	(10,799)
Net increase (decrease) in cash	4,458	(38,075)
Cash and cash equivalents, beginning	19,722	38,988
Cash and cash equivalents, ending	$24,180	$913
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Shares issued in acquisition of Robotics, net of cash acquired	$1,797,764	$-
Assumption of credit card liability from related party	50,030	-
Assumption of capital lease from related party	9,209	-
Reduction in capital lease liability from related party	(7,098)	-
Cash paid for interest	$5,470	$734
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder— Kingston Systems Inc. ("Kingston” or the “Company") was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. From 1987 through 1988, the Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap and sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last Securities and Exchange Commission (“SEC”) filing of a Form 10-Q for the period ended December 31, 1988. The Company had been inactive, with the exception of expenses accrued for professional services and interest accrued on the judgment payable (see Note 4), until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation (“Robotics”) on August 18, 2005 for $1.00 (Robotics had issued no stock at that time and one share of common stock was issued to Kingston to effect the acquisition), making Robotics a wholly-owned subsidiary. At the time of the acquisition, Robotics was indebted to the Flood Trust (the “Trust”) in the amount of $1,836,752, so the total purchase price for Robotics was $1,836,753. Shortly after the acquisition, an Exchange Agreement was signed between Kingston, Robotics and the Trust, pursuant to which the Trust was issued a $1,836,752 promissory note (the “Note”) by Robotics. The Trust then assigned to Kingston its rights as payee under the Note in exchange for Kingston’s agreement to issue 612,251 shares of Kingston’s common stock to the Trust. Kingston, as the new payee under the Note, then cancelled the Note. The shares were issued in June, 2006 and its obligation in the amount of $1,836,752, plus interest at 8% per year commencing October, 2005, to the Trust was deemed to be outstanding indebtedness until that time.

Robotics is in the business of manufacturing robotic machinery and it has been an operating company since February 11, 2002.

The majority and controlling shareholders of the Company are the following:

Name	Shares	Comments
Kingston Associates	105,902	Limited Partnership 60% controlled by Ralph McKittrick, CEO of Kingston Systems
Ralph McKittrick	32,453
Thor Corporation	2,332,133	Thor Corporation is 100% controlled by Ralph McKittrick
Flood Trust	612,251
All others	2,518,401
Total	5,601,140

Nature of Business— The Company’s revenue generating subsidiary, Robotics, is in the business of building robots, called rotopods and hexapods. These robots are similar to the type of apparatus used to move flight simulators. The robots allow movement in all geometric planes of motion and are primarily purchased by companies for product development and testing, although some robots are used in manufacturing. A significant component of the robot package is the customized software program that operates the robot’s motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract generally generates revenue of approximately $125,000.

Basis of Presentation— The financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished in the accompanying condensed consolidated financial statements reflects all adjustments (consisting of only normal, recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with GAAP have been omitted, pursuant to such rules and regulations. The Company’s fiscal year is from April 1 through March 31 (April 1, 2006 through March 31, 2007 is referred to as fiscal 2007 in this report).

Condensed Interim Financial Statements— The accompanying unaudited condensed consolidated financial statements include the accounts of Kingston, and its subsidiary, Robotics. These financial statements should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended March 31, 2006, on file with the SEC. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In particular, the Company’s organization, nature of operations and significant accounting policies were presented in Note 1 to the financial statements in that report. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending March 31, 2007.

Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Kingston for all periods presented and the accounts and transactions of Robotics from August 18, 2005, the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition — The Company categorizes all pre-shipment progress payments from its customers and service agreement revenues as “deferred revenue” on the Company's balance sheet. Upon shipment of a robot, the Company releases the prepayment liabilities to revenue, along with the related cost of sales. Should a completed robot have its shipment temporarily delayed, as authorized by the customer (for example, the customer’s facility may not yet be prepared to install the robot), the Company will recognize the robot’s prepayment revenue and cost of sales at time of completion of the robot. The Company recognizes any deferred service agreement revenue over the life of the agreement. Costs are recognized as incurred.

Business Condition — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements for the six month period ended September 30, 2006, the Company incurred a net loss of $332,166. As noted in the previous paragraph, the Company’s subsidiary, Robotics, receives progress payments from customers that are not recognized as revenue until the product is shipped or billed as a completed unit sold. That customer prepayment liability was $193,989 at September 30, 2006 (shown as a component of “deferred revenue” on the Company’s balance sheet) and reflects revenue which is expected to be recognized in the 2007 fiscal year. Nonetheless, the losses from operations and the current ratio deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales improvements, the Company may not be able to continue as a going concern and may need to curtail operations.

Accounts Receivable— Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of September 30, 2006, management has determined that no allowance for doubtful accounts is necessary.

Inventory— Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At September 30, 2006, inventory consisted of work in process materials, capitalized labor and spare parts. Those amounts were:

Inventory as of:	September 30, 2006	March 31, 2006
Work in Process	$138,648	$191,941
Capitalized Labor	54,031	71,074
Spare Parts	28,726	28,376
Total	$221,405	$291,391

Income Taxes— No income taxes have been paid or accrued because the Company has had no net taxable income since inception for any fiscal period for which a tax return is required. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases (if such a difference exists), and the effect of net operating loss carry-forwards. Deferred tax assets would be reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets would be ultimately realized.

Net Loss Per Share— Basic earnings (loss) per share is calculated by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding (including 612,251 issuable shares-see Note 2) during each period. Diluted earnings (loss) per share is identical to basic earnings (loss) per share, as the Company has no dilutive securities at this time.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets— The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheet as of September 30, 2006. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three or six month period ended September 30, 2006.

Shipping Costs— Costs to ship products to customers are charged to cost of sales as incurred. During the quarters ended September 30, 2006 and October 1, 2005, the Company incurred $4 and $882 of shipping costs, respectively. During the six month periods ended September 30, 2006 and October 1, 2005, the Company incurred $6,416 and $1,162 of shipping costs, respectively.

NOTE 2 — ACQUISITION OF PARALLEL ROBOTIC SYSTEMS

On August 18, 2005, the Company acquired all of the issued and outstanding common stock of Robotics for $1.00 (Robotics had issued no stock at that time and one share of common stock was issued to Kingston to effect the acquisition), making Robotics a wholly-owned subsidiary. At the time of the acquisition, Robotics was indebted to the Trust in the amount of $1,836,752, so the total purchase price for Robotics was $1,836,753. Shortly after the acquisition, an Exchange Agreement was signed between Kingston, Robotics and the Trust, pursuant to which the Trust was issued the Note by Robotics. The Trust then assigned to Kingston its rights as payee under the Note in exchange for Kingston’s agreement to issue 612,251 shares of Kingston’s common stock to the Trust. Kingston, as the new payee under the Note, then cancelled the Note. The shares were issued in June, 2006 and the Company's obligation in the amount of $1,836,752, plus interest at 8% per year commencing October, 2005, to the Trust was deemed to be outstanding indebtedness until that time.

The balance sheet, results of operations and cash flows of Robotics are included in the Company’s condensed consolidated financial statements from the date of the acquisition (see Note 9 for pro-forma financials).

NOTE 3 — RELATED PARTY TRANSACTIONS

As of September 30, 2006, the Company was involved in the following related party transactions:

•
The Company has a note payable, related party, to George Coupe in the amount of $200, included in notes payable, related parties, current portion on the Company’s September 30, 2006 and March 31, 2006 balance sheets. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year.

•
The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company’s September 30, 2006 and March 31, 2006 balance sheets.

•
The Company, through its Robotics subsidiary, has a relationship with Holo-Dek Gaming Inc. (“Holo-Dek). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. As of September 30, 2006, Holo-Dek has provided working capital advances to the Company in the amount of $285,421, which is shown in current liabilities on the Company’s balance sheet. As of March 31, 2006, Holo-Dek had provided the Company with $62,549 in working capital advances. The terms of the working capital advance agreement between the two companies are as follows: it is a demand note payable April 1, 2007. Subsequent to that date, the note will bear an annual interest rate of 8.0%.

•
The Company has credit card advances, related party, recorded in current liabilities on its balance sheets. Those advances are from George Coupe, President of Robotics. As of September 30, 2006 and March 31, 2006, those advances were $61,344 and $80,263, respectively. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company’s expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and the “principal” balances are being repaid on a 12-month repayment schedule. The interest rates being paid to the credit card companies for the three and six month period ended September 30, 2006 varied between 2.99% and 17.24%. The average interest rates paid for the three and six month periods ended September 30, 2006 were 7.78% and 7.75%, respectively.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation (“Hexel”) originally developed the robotics technology.  That corporation is still in existence, however, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics.  Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property. Any enhancements/developments by Robotics to the robot technology, including software, is co-owned with Hexel through the licensing agreement. At September 30, 2006 and March 31, 2006, $16,171 and $14,135 was owed to Hexel (included in accrued expenses on the Company’s balance sheet), respectively. $0 and $2,036 was recorded as an expense during the three and six months ended September 30, 2006.

•
The Company has a related party note and loan payable to the Trust, discussed in Note 4, the Company is the lessee on three related party capital leases, discussed in Note 8, and the Company is the named owner on a number of related party credit cards, also discussed in Note 8.

NOTE 4 — JUDGMENT AND NOTES PAYABLE

In addition to the notes and loan payable discussed in Note 3, the current liabilities as of September 30, 2006 reflect a judgment payable of $353,883 principal and $654,047 accrued interest. In early April 2006, the judgment creditor agreed to release the judgment for a cash payment in the amount of $100,000. As of September 30, 2006, the Company has not yet paid the settlement amount. The Company is in the process of funding this payment.

The Company has a note payable to the Trust for $80,000. Of that amount, $24,000 principal and $3,408 accrued interest is a current liability and $56,000 is a long term liability. This note was issued in 2002 as part of the initial capitalization of Robotics and requires yearly principal payments of $16,000 beginning in fiscal 2007 through March 31, 2011. The note was non-interest bearing through April 1, 2006 and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). The Company has not yet made a payment on this note.

The Company has a loan payable to the Trust in the amount of $100,000, plus accrued interest of $3,989, shown in current liabilities on the Company’s balance sheet. This loan was made in March of 2006 and is payable on demand on or after March 31, 2007, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%.

As of March 31, 2006, the Company had a note payable to the Trust in the amount of $1,836,752, comprised of $1,500,141 principal and $336,611 of accrued interest. This note was payable upon demand. As of October, 2004, the accrual of interest on the note was temporarily delayed until October, 2005. Beginning that month, interest accrued at the rate of 8% per year. This note was exchanged for common stock of Kingston in June, 2006. This note is shown in current liabilities on the Company’s balance sheet.

See Note 8 regarding the Company’s capital lease obligations.

NOTE 5 — INTANGIBLE ASSETS

The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of September 30, 2006 and March 31, 2006. This robotic software is a long-term asset and is the Robotics-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Corporation (see Note 3), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three or six month period ended September 30, 2006 and management believes that the value of the software is not impaired at September 30, 2006. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 6 — SHAREHOLDERS' DEFICIT

At September 30, 2006, the Company had 5,601,140 shares of common stock issued and outstanding. At March 31, 2006, the Company had a total of 5,601,140 shares of stock, comprised of 4,988,889 shares issued and outstanding and 612,251 shares issuable (see Note 2). At September 30, 2006 and March 31, 2006, the Company had 10,000,000 shares authorized with a par value of $0.01. At September 30, 2006 and March 31, 2006, the Company had $11,838,230 and $10,007,601 in additional paid-in capital, respectively, and an accumulated deficit of $13,299,753 and $12,967,587, respectively. At September 30, 2006 and March 31, 2006, the Company had 24,906 shares of treasury stock, valued at its cost of $40,756.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

The Company had net operating loss (“NOL”) carry-forwards up to March 1988 when it last filed with the SEC. The Company has had net operating losses since that date. These net operating loss carry-forwards expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. Control of Robotics changed with the acquisition by the Company. In accordance with the internal revenue code, the accumulated losses of Robotics incurred prior to the Company’s acquisition is limited to an annual amount of approximately $79,531 and a total limit of approximately $1,590,627 over a 20 year period. As of March 31, 2006, the Company had consolidated net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,420,678 which, if unused, will expire between 2007 through 2026.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company’s Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The lease was executed in 2002 and the term of the lease is five years, ending March 31, 2007. The lease includes a base rent and common area/maintenance payment. The lease does not have a renewal clause for the period subsequent to March 31, 2007. Therefore, the Company is reviewing its options for office space upon expiration of the lease. As discussed in Note 3, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage. The Company’s share of the leasing costs for the three and six month periods ended September 30, 2006 were $8,421 and $16,842, respectively.

Capital Leases

In November of 2005, the Company executed a capital lease for manufacturing equipment in the amount of $19,766. As of September 30, 2006, accumulated depreciation on the equipment was $2,824 and the net book value was $16,942.

The Company’s Robotics subsidiary is the named lessee on three leases used to acquire equipment for Holo-Dek (see Note 3). The Company has ultimate responsibility to make all payments regarding the leases. A total of $61,522 of equipment was acquired. The leases are reflected on the Company’s balance sheet as a related party lease asset and a capitalized lease obligation.

Credit Cards

The Company’s Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek to acquire items for Holo-Dek (see Note 3). As of September 30, 2006, the balances on those credit cards totaled $50,030 and are recorded as a related party receivable asset and a credit card liability, related party, on the Company’s balance sheet.

NOTE 9 — PRO-FORMA RESULTS OF OPERATIONS

The following table sets forth the Company’s results of operations for the three and six month periods ended October 1, 2005, identifying the impact of the acquisition of Robotics, as if it had taken place prior to April 1, 2005.

Pro-forma Income Statements	Three Months Ended October 1, 2005	Six Months Ended October 1, 2005
Revenue	$18,975	$29,985
Cost of sales	6,352	24,614
Gross profit	12,623	5,371
Expense	1,887,210	1,979,581
Other expense	6,943	19,790
Net loss	$1,881,530	$1,994,000
Basic and diluted loss per share	$(0.34)	$(0.36)
Weighted-average common shares outstanding	5,601,140	5,601,140

Included in the expense for both periods is a goodwill impairment charge of $1,787,431. Included in the weighted-average common shares outstanding for both periods is the 612,251 shares of issuable stock, discussed in Notes 1 and 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB. This management's discussion and analysis contains certain "forward-looking statements". Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various SEC filings. No assurance can be given that any such matters will be realized.

Overview

Management’s plan of operations for the next twelve months is to expand Robotic’s business, increasing revenue volume and improving operating margins, in order to reduce, and eventually eliminate, its historical net losses. There are current activities that are critical to successfully achieving that plan. The Company is working to sell a new robot application, consisting of a hexapod-mounted water jet cutter, into markets that have been previously untapped for robot sales. For example, the Company has recently quoted two large robotic systems to one of the key suppliers to a leading heavy equipment manufacturer regarding uses of the Company’s water-jet cutting robots in the supplier’s manufacturing plant. An example of another new product in production is a simulator, which can be used in the video game theater business. This is an application where the Company has identified an opportunity to become a significant supplier of robots to Holo-Dek, which will use those robots in their planned build-out of video gaming centers. The Company has been considering acquiring Holo-Dek as part of its business expansion plan.

The Company is also evaluating its cost structure in order to minimize cost of sales for each robot sale. A good portion of that cost reduction is expected to come from cost savings related to volume purchases of fabrications and purchased parts. An additional component of cost reduction may result from research and development, as the Company continues to focus on standardization, in order to reduce or eliminate non-recurring engineering and design costs, and to develop new applications and additional markets for existing robot designs.

The Company is currently reliant upon working capital loans to Holo-Dek. The Trust, previously a significant provider of funding directly to Robotics, is also a significant provider of funding to Holo-Dek. A portion of that funding by the Trust has been used for working capital loans to Robotics to offset the Company's operating income deficiency. Although those funding sources have proven reliable in the past, there is no guarantee that those funding sources will continue to be available for the next twelve months. The Company is also continuing to seek private investments from other sources.

All of the aforementioned plans are highly uncertain. Should the Company not be able generate the funding necessary to meet its obligations on a timely basis, the Company may not be able to continue as a going concern and may need to curtail operations.

Plan of Operations

As discussed in Note 1 and below in the Management’s Discussion and Analysis, Kingston was a dormant company from 1988 until, in August of 2005, Kingston acquired Robotics in an attempt to revive itself. Robotic’s business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotic’s robot products are unique in the industry because they are more technologically advanced than potential competitor’s products.

The Company’s head of sales is focused on selling robots into a number of venues. In existing markets, such as universities using the robots for bio-medical research, the Company is approaching existing customers for additional orders and exploring opportunities to sell products to other universities. But, the Company feels that its ability to achieve profitability is contingent upon new products and applications in new markets. The Company’s P3000 Water-Jet Cutter is a new product, (the water jet cutter is more accurate than the current devices in use and handles 5 axis work, which is currently rare in the industry), being direct-marketed at this time primarily to the heavy equipment industry and to defense contractors. Robotics has produced a special R 2000 machine for Holo-Dek. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek to integrate the simulator platform with different video games for the amusement of its customers. Robotics hopes to offer a similar product to companies involved with flight training for small aircraft. Finally, the Company is exploring new applications in the automotive parts and assembly markets.

Robotics also intends to adopt a strategy of pursuing the licensing of its core technology to strategic alliance partners. These partners may manufacture and distribute entire machines, or Robotics may elect to provide only the core components. Robotics intends to be the primary provider of six degrees of freedom parallel platform manipulator robots to various new applications. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, Robotics hopes to gain rapid worldwide recognition.

Given that the Company has limited funds available at this time, extensive marketing of its products is only in the planning stages. The Company currently uses its head of sales, its web site and business contacts to market its products. The Company plans to develop more extensive use of print advertising and display its products at numerous industry conferences once improved sales provides additional funding.

Ongoing research and development is a priority of the Company, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing and other commercial settings. Currently, the Company’s engineers are focusing on a number of different arenas for research and development efforts. First, the Company will continue to work on the software algorithms to expand the applications and industries served by the Company. Second, the Company is exploring ways to improve upon the robot leg actuators purchased by developing new designs with its suppliers and manufacturing partners. This will allow the Company’s machines to achieve greater accuracy and allow the Company to purchase lower cost components when purchasing in larger volumes. Third, the Company is planning to use one of its platforms as a simulator for both the small aircraft flight training industry, as well as an interactive ride for video game entertainment. The research and development effort will seek to create the tools necessary for game developers and flight schools to integrate their current or future software products with the Company’s simulator.

Another area of research and development on which Robotics is focused is perfecting the software and hardware capabilities of the R Series line for Robotic’s bio-medical opportunities. The main focus has been implementing a dual encoder set-up on the motors to allow for precise motion under heavy and varied load, coupled with a software interface that allows communication directly with Math Lab and the Lab View products (which are standard in this industry).

On the P Series line, Robotics has focused on improving the joint retaining rings and sockets for improved accuracy, manufacturability and ease of assembly.

In regards to the Company’s Robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees. The Company does anticipate that a number of the above noted opportunities will provide significant near-term sales increases. At the time that occurs, the Company would have to expand resources. Until sales improve, the Company is reliant upon working capital advances from the Flood Trust (through the Trust’s investments in Holo-Dek) and other less significant sources of funding, to maintain its liquidity and continue operations.

Results of Operations

Summary

Kingston was incorporated in 1983 and re-incorporated in Delaware in 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last SEC filing of a 10-Q for the period ended December 31, 1988. The Company had been inactive since that date, with the exception of the expenses accrued for professional services and interest on a judgment payable. Subsequent to that date, on August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston (see Note 2). The following Management’s Discussion and Analysis or Plan of Operations includes Robotics from August 18, 2005 forward, which affects period over period comparisons.

During the three and six month period ended September 30, 2006, the Company focused a significant amount of resources on developing its Robotics business. The Company focused its engineering staff on research and development, exploring new methods of utilizing the Company’s products in a variety of industries. In addition to the Company’s small Robotic’s sales staff, the Company took advantage of its relationship with Holo-Dek and utilized some of their staff to assist in the Robotic’s sales programs. These increases in personnel usage also increased related general and administrative expenses. During the prior year period, a number of the Robotics employees were assisting Holo-Dek in the development of its business, which resulted in lower Robotics costs in the prior year.

The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek (see Note 3). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. Consequently, the Company has developed allocation methodologies to best determine the expenses to charge to each company. Space related costs are allocated based upon office square footage, while payroll related costs are allocated based upon time reports provided by the employees whose time is shared. This arrangement between the two companies provides flexibility to quickly re-allocate resources, dependent upon business conditions.

The Three Months Ended September 30, 2006 Compared to the Three Months Ended October 1, 2005

Revenues for the second quarter of fiscal 2007 and 2006 were $4,480 and $18,975, respectively, reflecting solely the revenues of Robotics in both periods. In both quarters, $2,500 of the total revenue was related to the amortization of service agreement revenue. During the second quarter of fiscal 2007, the additional $1,980 in revenue was related to service calls. In the second quarter of fiscal 2006, $16,150 in revenue was recognized from the final billing for the shipment of a robot. The remaining $325 in revenue was related to a service billing to another customer. Although the Company did not make any significant shipments of robots in the second quarter of fiscal 2007, as stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed or shipped. As of September 30, 2006, that liability was $193,989. It is expected that the September 30, 2006 liability will be recognized as revenue during the third and fourth quarters of the Company’s 2007 fiscal year. In addition, as of September 30, 2006, the Company had $149,244 in progress payments not yet invoiced on robots in process. As of the date of this report, but subsequent to September 30, 2006, one robot has been shipped and the Company has recognized $156,620 in revenue.

Cost of sales was $27,995 and $4,736 for the second quarters of fiscal 2007 and 2006, respectively. There was a minimal level of period costs in both second quarters due to the relatively high amount of overhead and direct labor cost that was charged to Robotic’s inventory for active customer orders. The increase over the prior year period was primarily due to an additional cost incurred that applied to a previous period shipment, direct materials used for repairs and certain payroll utilized in day to day operations. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of September 30, 2006, the Company’s inventory was $221,405, which reflects $192,679 of customer order related inventory. It is expected that the September 30, 2006 customer order related inventory will be recognized as cost of sales in the third and fourth quarters of the Company’s 2007 fiscal year.

Selling expenses for the second quarters of fiscal 2007 and 2006 reflect solely the expenses of Robotics. The Company’s expenses were $24,689 and $8,313, respectively, which were comprised primarily of salaries related to the selling of Robotic’s products. The reason for the increase over the prior year period was primarily due to additional usage of Holo-Dek resources by Robotics and, to a lesser degree, the impact of the Robotics acquisition occurring on August 18, 2005.

General and administrative expenses were $100,862 and $47,816 in the second quarters of fiscal 2007and 2006. For the second quarter of fiscal 2007, the amount consisted of engineering related expenses of $35,125, $23,165 of other payroll related expenses, rent and utility expenses of $12,776 and insurance expenses of $4,659. The remaining expenses of $25,137 were for travel, stockholder relations, depreciation and other costs. For the second quarter of fiscal 2006, the amount consisted of $12,500 for professional services related to Kingston, engineering related expenses of $20,572, rent and utility expenses of $5,890 and insurance expenses of $2,405. The remaining expenses of $6,449 were for depreciation and other costs. The year over year increase in each group of expenses was primarily due to additional usage of Holo-Dek resources by Robotics and, to a lesser degree, the impact of the Robotics acquisition in August of 2005.

The Company incurred a goodwill impairment charge of $1,787,431 in the second quarter of fiscal 2006. This charge was related to the acquisition of Robotics and represents the purchase price paid in excess of the fair value of the net assets of Robotics.

Research and development expenses were $42,222 and $6,763 for the second quarters of fiscal 2007 and 2006. In both quarters, those costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic’s products. The increase over the prior year period was primarily due to the allocation of a higher proportion of engineering time to research and development during the second quarter of 2007, compared with the second quarter of 2006.

Interest expenses for the second quarters of fiscal 2007 and 2006 were $14,663 and $8,698, which reflects interest related to the judgment payable and, to a lesser degree, the notes payable, related parties, and the credit card advances, related party. The increase over the prior year period was primarily due to the addition of the interest on the two notes payable from the Trust (see Note 4) and, to a lesser degree, the increase in finance charges on the credit card advances, related party (higher average rates).

The Company’s losses for the second quarters of fiscal 2007 and 2006 were $205,951 and $1,844,782, which resulted in a per share loss of $0.04 and $0.35 in the second quarters of fiscal 2007 and 2006, respectively. Included in the second quarter of fiscal 2006 was a goodwill impairment charge of $1,787,431 related to the acquisition of Robotics. The losses in both periods resulted from a revenue level insufficient to cover the fixed costs of operations.

The Six Months Ended September 30, 2006 Compared to the Six Months Ended October 1, 2005

Revenues for the first six months of fiscal 2007 and 2006 were $154,160 and $18,975, reflecting solely the revenues of Robotics in both periods. In the first six months of 2007 and 2006, $5,000 and $2,500 of the total revenue was related to the amortization of service agreement revenue, respectively. During the first six months of fiscal 2007, the Company completed one major project and recognized the sales for that project. Additionally, the Company had sales due to smaller projects, such as frames and repairs. In the prior year period, the sales were primarily related to a single repair project. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed or shipped. As of September 30, 2006, that liability was $193,989. It is expected that the September 30, 2006 liability will be recognized as revenue during the third and fourth quarters of the Company’s 2007 fiscal year. In addition, as of September 30, 2006, the Company has $149,244 in progress payments not yet invoiced on robots in process. As of the date of this report, but subsequent to September 30, 2006, one robot has been shipped and the Company has recognized $156,620 in revenue.

Cost of sales was $144,605 and $4,736 for the first six months of fiscal 2007 and 2006, respectively. For the first six months of 2006, cost of sales was primarily related to the one major project completed during that period. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of September 30, 2006, the Company’s inventory was $221,405, which reflects $192,679 of customer order related inventory. It is expected that the September 30, 2006 customer order related inventory will be recognized as cost of sales in the third and fourth quarters of the Company’s 2007 fiscal year.

Selling expenses for the first six months of fiscal 2007 and 2006 reflect solely the expenses of Robotics. The Company’s expenses were $32,228 and $8,313, respectively, which were comprised primarily of salaries related to the selling of Robotic’s products. The reason for the increase over the prior year period was primarily due to additional usage of Holo-Dek resources by Robotics and, to a lesser degree, the impact of the Robotics acquisition occurring on August 18, 2005.

General and administrative expenses were $190,989 and $60,316 in the first six months of fiscal 2007 and 2006. For the first six months of fiscal 2007, the amount consisted of engineering related expenses of $71,473, $41,954 of other payroll related expenses, rent and utility expenses of $27,612 and insurance expenses of $8,028. The remaining expenses of $41,922 were for travel, stockholder relations, depreciation and other costs. For the first six months of fiscal 2006, that amount consisted of $25,000 for professional services related to Kingston, engineering related expenses of $20,572, rent and utility expenses of $5,890 and insurance expenses of $2,405. The remaining expenses of $6,449 were for depreciation and other costs. The year over year increase in each group of expenses was primarily due to additional usage of Holo-Dek resources by Robotics and, to a lesser degree, the impact of the Robotics acquisition in August of 2005.

Research and development expenses were $89,912 and $6,763 for the first six months of fiscal 2007 and 2006. In both periods, those costs were primarily engineering salary costs related to the continuing development of Robotic’s products. The increase over the prior year period was primarily due to the allocation of a higher proportion of engineering time to research and development during the first six months of 2007, compared with the first six months of 2006.

As previously mentioned in the second quarter discussion, the Company had a goodwill impairment charge in the second quarter of fiscal 2006.

Interest expenses for the first six months of fiscal 2007 and 2006 were $28,592 and $16,660, which reflects interest related to the judgment payable and, to a lesser degree, the notes payable, related parties, and the credit card advances, related party. The increase over the prior year period was primarily due to the addition of the interest on the two notes payable from the Trust (see Note 4) and, to a lesser degree, the increase in finance charges on the credit card advances, related party (higher average rates).

The Company’s losses for the first six months of fiscal 2007 and 2006 were $332,166 and $1,865,244 which resulted in a per share loss of $0.06 and $0.36 in the first six months of fiscal 2007 and 2006, respectively. Included in the first six months of fiscal 2006 was a goodwill impairment charge of $1,787,431 related to the acquisition of Robotics. The losses in both periods resulted from a revenue level insufficient to cover the fixed costs of the operations.

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

During the first six months of fiscal 2007, net cash used by operations was $181,682, compared with $81,206 in the prior year period. In the first six months of fiscal 2007, the net loss and the reduction in payables was partially offset by the reduction in receivables and inventory, resulting from the completion of a major project during that period. In the prior year period, the net loss plus the increase in inventory was partially offset by the increase in accounts payable, both related to projects in process, as discussed previously in revenue and cost of sales.

Net cash used in investing activities was $16,190 for the first six months of fiscal 2007, compared with net cash provided of $53,930 for the prior year period. The use of funds in the first six months of fiscal 2007 was primarily due to the purchase of robot testing equipment and, to a lesser degree, office computer equipment. Cash received in the prior year period was from the repayment of a note receivable from Holo-Dek, a related party.

Cash provided by financing activities was $202,330 for the first six months of fiscal 2007, compared with net cash used of $10,799 for the first six months of fiscal 2006. The source of cash in 2007 was from advances from Holo-Dek, a related party, partially offset by repayments on those advances. The use of cash in 2006 was due to the reduction in the loan, related party. Subsequent to September 30, 2006, the Company negotiated a receivable factoring agreement. Currently, the Company will receive 80% of its outstanding $69,000 receivable balance up front, less applicable fees, and will receive the remaining 20% upon payment by the customer to the factoring company. The factoring agreement is effective for one year.

The Company's cash and cash equivalents of $24,180 as of September 30, 2006, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. Such financing has been obtained in the past from the Trust, along with the sale of the Company’s robots. In addition, the Company is continuing to pursue its interests in Holo-Dek, as discussed earlier in the Overview, along with a focus on increasing revenue through an increased level of sales of robotic products. As mentioned in Note 1, the Company is actively pursuing additional sources of funding.

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company’s future operations. Should that occur, the Company may need to curtail its operations.

Off Balance Sheet Arrangements

As of September 30, 2006, the Company had no off balance sheet arrangements with any parties.

 Legal Contingencies

The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At September 30, 2006, there were no outstanding legal proceedings, nor are there any reserves established. As discussed in Note 4, in April 1988, a judgment was entered against the Company. Subsequently, on April 6, 2006, the Company agreed to settle this judgment.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that this Interpretation will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether this standard will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” — which amends SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R) “ Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. In addition, this statement will require disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year’s net periodic benefit cost. This standard is effective for all financial statements issued for fiscal years ending after December 15, 2006 and retrospective application of this standard is not permitted. This standard will not have an effect on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The Company does not expect this standard to have a material effect on its financial statements.

Forward-looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes that could adversely affect the Company’s operating results in one or more fiscal quarters. Results in operations in any past period should not be considered indicative of results to be expected in future periods.

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

Some of the more prominent known risks and uncertainties of the Company’s business are set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed that there are not risks and uncertainties which may be more significant.

•	The Company’s losses from period to period.
•	The Company’s current dependence upon a limited number of investors for financing.
•
The Company’s ability to successfully market and sell its products in view of changing trends, acceptance of products and technology and other factors affecting market conditions, including the current U.S. economic environment and the global economic and political uncertainties resulting from the continuing war on terrorism.

•	The Company’s ability to locate and retain suppliers to deliver parts or materials on time or compliant with the specifications required by the Company, and at competitive prices.
•	The Company’s reliance upon a limited number of key suppliers.

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based upon this evaluation and as a result of the deficiencies discussed below, management, including the Chief Executive Officer and Principal Financial Officer, have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2006.

The deficiencies in the Company's internal control over financial reporting in connection with the Company’s filing of its 10-KSB for the period ended March 31, 2006 related primarily to the failure to properly measure and disclose the provision for income taxes, certain debt disclosures and certain cash flow transactions. The deficiencies were detected in the evaluation process and the transactions were appropriately recorded and disclosed in that Form 10-KSB. The Company is in the process of improving its internal control over financial reporting, in an effort to resolve these deficiencies through improved supervision and training of the accounting staff, but additional effort is needed to fully remedy these deficiencies. Because the interim reporting on Form 10-QSB is not a full presentation, certain disclosures required for the annual reporting are not present in the interim reporting. The Company's management and directors will continue to work with its auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective for the interim as well as the annual periods.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 1988, a judgment was entered against the Company in the amount of $353,883. The Company’s current liabilities balances at September 30, 2006 and March 31, 2006 reflect the $353,883 principal, plus accrued interest of $654,047 and $638,123, respectively. Subsequently, on April 6, 2006, the Company agreed to settle this judgment. This settlement is discussed in Note 4.

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

b) REPORTS ON FORM 8-K

Kingston Systems Inc. filed a Current Report on Form 8-KA2 on September 20, 2006. That report provided financial and business information on Parallel Robotics Systems, Inc., required as a result of the acquisition of Parallel Robotics Systems, Inc. by Kingston Systems Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTON SYSTEMS INC.

Date: November 20, 2006	By:	/s/ Ralph E. McKittrick
Ralph E. McKittrick Chief Executive Officer

Date: November 20, 2006	By:	/s/ George J. Coupe
George J. Coupe Chief Financial Officer