Form 10KSB/A
period 2006-03-31
KINGSTON SYSTEMS INC
filed 2007-01-26
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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

Check whether the issuer (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X| Yes |_| No


Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

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

Documents Incorporated by Reference: Certificate of Incorporation, By-laws and Code of Ethics.

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                TABLE OF CONTENTS

                                                                         Page
                                     PART I                            Number(s)
                                                                       ---------

Item 1.  Description of Business                                          2-7
Item 2.  Description of Property                                           8
Item 3.  Legal Proceedings                                                 8
Item 4.  Submission of Matters to a Vote of Security Holders               8

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder                  8
         Matters
Item 6.  Management's Discussion and Analysis or Plan                    8-13
         of Operations
Item 7.  Consolidated Financial Statements                                13
Item 8A. Controls and Procedures                                          15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                16
Item 10. Executive Compensation                                           17
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                      17-18
Item 12. Certain Relationships and Related Transactions                   18
Item 13. Exhibits                                                         19
Item 14. Principal Accountant Fees and Services                           19

Signatures                                                                19

                                                            Form 10-KSB/A Page 2

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


Robotics is engaged in the development of technology, consisting of software and robotic hardware, which is based upon mathematical models. These models enable the creation of machinery and integrated computer software, known as a hexapod, that can, unlike any other apparatus presently available in the marketplace or, to Robotics' knowledge, under development, handle, manipulate and machine materials of all sizes (from microchips to airplane parts) at high speed and with great precision, potentially resulting in significant efficiencies and cost savings to a wide array of manufacturers. This level of speed and precision is made possible by the models' ability to solve the problems of moving and positioning objects quickly, precisely and in the presence of considerable stresses and forces often associated with the manufacturing environment, along the six axes of three-dimensional space (i.e. X, Y, Z, Yaw, Pitch and Roll), and the technology's expected ability to translate those solutions into physical reality. In contrast, other technology available in the marketplace offers only a multi-step sequential process which, management believes, is considerably less efficient and effective than Robotics' technology, which operates in parallel, and not in sequential steps.

Hexapod robots are made up of six legs (or actuators) that cause the movements of a motion platform to occur with respect to an immobile base. For the motion platform to move, these legs are mounted into twelve joints (ball joints in the Company's current machines) that allow the six legs to change the distance between the two platforms. The six legs are generally arranged into three triangular pairs, with the top end of the three triangles, where the two legs are mounted next to each other, attached at the movable surface, i.e. the working part of the robot. If the two legs next to each other are not attached at a single joint, but to two separate joints, then there are 12 joints in the robot, with six joints (i.e. three pairs) at the top and six joints at the bottom. The Company refers to this as a "12 node" hexapod. If, on the other hand, the two legs next to each other are attached to a single joint (a ball joint in all of the Company's current machines), then there would only be 9 nodes in this machine, with three at the top and six at the bottom. These joints (both single and paired) are also called "gimbals." The Company licenses patented technology that includes a device that allows the two top legs in each pair on a nine-node robot to share a single joint, called a "triangular gimbal" or a "bi-ball" joint. The movement of the robot's top surface can be accomplished in one of two ways in the Company's machines: the length of the legs can change (i.e. this type of leg is called an "actuator" and is used in the "P" series); or the bottom joints of each leg can be mounted on a carriage that rotates around a circular base, thereby changing the distance between the bottom legs (used in the "R" series).

Robotics' two different platforms (or models) use a programmable robotic device and the same proprietary software. The P Series, which is a conventional parallel mechanism where each of the six servo driven actuators, or legs, changes in length to create motion, has until recently come in a large and small size referred to as the P 1000 and P 2000, respectively. The Company has recently shipped a new, larger unit named the P 3000 for use in the water jet cutting industry. The R Series, which has rigid fixed length legs and derives its movement from the precise servo-driven actuation of the lower trucks around a fixed rotary track, also comes in two sizes which are referred to as the R 1000 and R 2000.

                                                            Form 10-KSB/A Page 3


The P Series device provides precise positioning combined with an ability to provide superior stiffness compared to conventional robots which typically have only one arm. The main uses, for customers doing either testing or simulation, are to provide motion using the Company's base for either repetitive motion under heavy loads or 6 degrees of freedom testing (i.e. X, Y, Z, Yaw, Pitch and Roll movements are all being tested), where force measurement is required and an experiment cannot allow for a platform that will deflect. Examples of these uses would include, but not be limited to: force feedback and repetitive motion on footwear; positioning of medical devices for testing; and failure testing of new products for the defense and oil industry.


For industrial applications, the P Series provides 6 degrees of freedom of motion with superior accuracy and an ability to deal with variety or inconsistencies in the parts, the environment, or the setup of the pieces. Examples of these would include: finding light bulbs that are in various locations and positioning them in a housing according to the orientation of the filaments prior to laser welding; compensating for variation in the size and taper of a water jet cutting stream, allowing for greater accuracy in the process; and moving a plastic part under a laser tool to remove flash after molding.


The R Series provides precise positioning combined with an ability to provide superior stiffness, as compared to conventional "one armed" robots. In addition, the R Series also has one rotary axis with the ability to provide a much greater range of motion around this axis. The R Series product has the theoretical ability to spin infinitely around its "yaw" axis, depending on how it is built. (The P Series provides more X, Y & Z motions in a similar-sized package than the R Series. Therefore this is an application-specific choice when the customer is deciding on which of these two robot types to purchase from the Company).

Much like the P Series, the R Series provides motion using its base for either repetitive motion under heavy loads or 6 degrees of freedom testing where force measurement is required (and experiments cannot allow for a platform that will deflect). The ability to spin simulates, for example, the motion of an elbow or knee, which requires motion in one axis. A company can develop an experiment that will include an entire range of motion and still have the needed stiffness to provide accurate results. Examples of these would include, but not be limited to: force feedback and repetitive motion for prosthetics; and a motion base for ride or flight simulation.


Robotics' continued success is heavily dependent upon proprietary technology. Robotics relies on a combination of patent, trade secret, copyright and trademark law, non-disclosure agreements and technical measures to protect its rights pertaining to such products (Robotics licenses the technology covered by a patent entitled Triangular Gimbal, Patent No: US 6,240,799 B1 and a patent entitled Methods Employing a Rotary Track, Patent No: US 6,196,081 B1 for machining and manufacturing, key components of its robots). Such protection may not preclude competitors from developing products with similar features. Robotics' success will depend in part on its ability to obtain and defend United States and foreign patent protection for its products and to preserve its trade secrets. In addition to seeking patent protection, Robotics does (and will continue to) rely on contractual arrangements and trade secrets to protect proprietary technology.

Robotics holds a non-exclusive license on the patents identified above. This license is irrevocable, for so long as Robotics continues to honor its payment obligations. The Company will continue to seek patent protection as new products are developed. Although patenting of Robotics' core technology is important, Robotics' largest technological advantage continues to be the interrelationship of this hardware with Robotics' proprietary software, which management believes is unique and revolutionary. For example, the large spherical joints provide the Company's products a much stiffer platform than the other hexapods. The Company is the first to employ these types of joints in this type of robotic technology. Also, they allow the Company's products to very accurately define where the exact pivotal locations of the nodes are in relation to the software's understanding of those points. To management's knowledge, the Company's competitors use gimbals or universal joints and those are not able to accurately define the exact location of the nodes. Degree of accuracy is one of the most critical selling points for the Company's type of robotics products.


Management believes that even if a competitor could also obtain a non-exclusive license from the owner of Robotics' licensed technology, or otherwise lawfully reproduce any of the Robotics' hardware devices, the absence of lawful access to Robotics' proprietary software would make it extremely difficult or prohibitively expensive to render any of such devices functional at levels of performance comparable to those achieved by Robotics' devices. Management believes that the hardware devices themselves are not readily susceptible to duplication, and that the software is replete with subtleties that would be difficult to develop independently. Management believes that most parties in the market would conclude that it would be preferable simply to license Robotics' technology on a consensual basis.

The software interface continues to evolve and yield refinements. Robotics has chosen not to patent this interface, but to hold it as a "trade secret" (similar to the formula for Coca-Cola). By patenting or copyrighting this product, Robotics would reveal how it has accomplished many of its product advantages. By protecting this information as a non-public trade secret, management believes Robotics will more effectively create and preserve technical, financial and timing barriers to replicating Robotics' technological innovations. Access to the software source code is granted only to selected individuals. This code is maintained in the corporate offices and off-site for redundancy. No source code is made available to the Company's customers. Only executable application data is distributed, with the exception of small amounts of user-accessible interface modules. Copyright notices are included in the executables. This software is co-owned with the Hexel Corporation, the corporation that previously developed the robotic patents and licensed the robotic technology to Robotics.

                                                            Form 10-KSB/A Page 4


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


Research and development will continue to be a priority of Robotics, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing and other commercial settings (see Item 6, "Plan of Operations").


Markets and Business Strategy


The Company's Robotics subsidiary markets its products in a number of markets, including the bio-medical, automotive assembly, defense, education and gas/oil markets. In the biomedical market, a number of companies and universities in the United States, Canada and Germany use the Company's P and R Series equipment to manipulate and simulate cadaver or prosthetic body parts for motion studies and force feed back analysis. In the automotive market, Osram Sylvania uses the Company's P Series robots in conjunction with a vision system to position light bulbs in a high speed laser welding operation for their automotive line. In the defense market, BAE Systems and Astronics, Inc. use the Company's P and R Series products for testing functionality during rapid motion on some of their defense related products. In the oil and gas market, Deep Flex, Inc. uses the Company's P Series product for repetitive motion testing on their underwater composite piping products. Lastly, in the educational market, MIT uses the Company's P Series product to provide motion to test some of their new control schemes for damping vibration and motion on conventional robots during travel.

The percentage of the Company's revenues derived from each of the aforementioned industries for the year ended March 31, 2006 is as follows: Biomedical - 37%; Automotive - 0%; Defense - 30%; Oil and Gas - 33%; and Educational - 0%.

Robotics' primary marketing medium is its small, experienced sales staff. Robotics competes against established products that employ older technology and, therefore, cannot perform the range of movement which the Robotics' products can perform. In the machine tool market, the Company competes against 3 axis and 5 axis machines, as well as conventional robotics, which each have their disadvantages in relation to the Company's products. Serial Link 3 Axis machines are made by numerous companies such as Haas Automation, Inc., Fadal Machining Centers, LLC and many others. These are price competitive machines, but are limited in their ability to move in relation to linear motions of X, Y & Z. The rotational axes (Yaw, Pitch & Roll) are ignored. Along with limited travel, these products are built for specialized applications like milling or other machining tasks and, unlike the Robotics' unit, these three axis machines cannot also do laser or water jet cutting with essentially the same machine. Also, due to the nature of a serial link system, the customer's application has to be placed very specifically in relation to the manufacturer's equipment. If these serial link systems are used as the manufacturer has intended, then the customer is able to efficiently and effectively utilize the manufacturer's equipment. If the application is not conventional in the way intended by the manufacturer, it is extremely costly and difficult for the customer to integrate their application into the serial link equipment.

Serial Link 5 Axis products are also made by numerous companies such as Mori Sieki, DMG and Cincinnati Milacron. These products are very expensive and, although they provide for two of the rotations, they do not possess the ability to provide a sixth degree of freedom. Some of these are configured to provide Pitch and Yaw and some Pitch and Roll. All of theCompany's robotics devices provide all three rotations-Yaw, Pitch and Roll. Similar to the 3 axis offerings, these devices are very difficult to integrate or program into the wide variety of tasks that are outside the scope of the specific applications these devices were built to perform.

Conventional (anthropomorphic) robots are made by numerous companies such as Fanuc Robotics, ABB, and Motoman, as well as many others. These products provide a wide range of capabilities, are usually priced competitively but, for some of the more capable offerings, are very expensive. However, this type of product is not able to compete with the Company's product in terms of stiffness. This limitation virtually eliminates its ability to compete in the manufacturing applications that require accuracy and speed under a varying load. Along with their deficiencies in stiffness and limited range of movement, these products are usually intended to move a tool through a specified work space. A customer who wishes to move their product or switch between moving the product and a tool has a very difficult time utilizing this equipment.

These technological advantages give Robotics a significant competitive advantage in the marketplace. In the future, Robotics may adopt a strategy of pursuing the licensing of Robotics' core technology to strategic alliance partners. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, Robotics hopes to gain rapid worldwide recognition.

                                                            Form 10-KSB/A Page 5


Robotics intends to focus upon particularly on the biomedical markets. Management believes that there are no other products available in this market that can effectively perform 6 axis simultaneous movement of an end attachment or positioning platform with the same degree of reliability, repeatability and accuracy. Ongoing projects in which Robotics is also currently involved include further penetrating further the automotive assembly markets, as well as precise positioning for defense related applications and contractors. Robotics will continue to identify, develop and deliver other innovative and cost-efficient machine hardware and software enhancements, adaptations and customized solutions utilizing its proprietary hexapod technology.

Robotics has two major revenue sources: 1. assembling and selling two standard products (the R and P Series machines) and; 2. creating custom "engineered to order" products where customers are willing to pay for the engineering and development costs. The engineered to order products are usually variations of the R and P series devices, but can also be custom devices for a customer interested in utilizing the Company's engineering expertise. The percentage of revenue from the R and P Series machines for the year ended March 31, 2006 was 94%. The percentage of revenue from engineered to order products for that same period was 6%.

Although Robotics has chosen to develop these two platforms as its initial hexapod applications, its core technology allows the development of many different types of hexapods. Robotics' technology is valuable in a wide variety of industries. Management believes that the technology can be used to develop very large machines capable of performing operations on structures such as aircraft, or much smaller machines for use in such industries as silicon wafer handling and testing. Due to the complex mathematical problems inherent in developing the software to effectively operate a hexapod, and management's belief that no other existing or aspiring hexapod or machine tool manufacturer has achieved workable solutions to such mathematical problems and translated such solutions into viable hexapod software, Robotics believes it has a lead on its competition. With continued software development, it believes it can maintain this lead.

While Robotics will most likely continue to manufacture and market biomedical testing machines, Robotics also intends to adopt a strategy of pursuing the licensing of its core technology to strategic alliance partners. These partners may manufacture and distribute entire machines, or Robotics may elect to provide only the core components. This is a strategy comparable to that of Intel Corporation, whereby Intel manufactures the chips used in most IBM compatible personal computers. Much like the "Intel Inside" concept, Robotics hopes to be the provider of 6 degree of freedom robots to various applications. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, Robotics hopes to gain rapid worldwide recognition. At this time, Robotics has no strategic partnerships.


Customers


Through its Robotics subsidiary, the Company sold robots to three major customers during the period from August 18, 2005, the first day of the Robotics acquisition, through March 31, 2006. The sales to those customers accounted for approximately 90% of the period's sales. The companies are in the oil and gas, biomedical and defense industries. Those customers are: Deep flex, University of Edmonton in Canada and BAE Systems. Manufacturers that use the Company's robots are Osram-Sylvania (manufacture automotive light bulbs), Adidas and TSM (water jet cutting in a machine shop environment).

The Company is not dependent upon these customers for future sales, in that it is unlikely that any customer in these markets (i.e. primarily research and development applications) will place a succession of repeat orders. Occasionally, one of these types of customers will buy a second or third machine, but significant additional purchases are unlikely. There are no robot order contracts in production with any of these customers at this time.

In addition to the sale of robots, Robotics also receives revenue from the service and warranty of existing systems. For the year ended March 31, 2006, the Company derived 2 % of its revenue from service of existing systems and 98 % of its revenue from sales of its robotic products.


Competition


Robotics' products compete against established products that employ older technology. While Robotics is not aware of any products that incorporate technology which is equivalent to that of Robotics' products, it is conceivable that, in the future, other competitors could develop products based on different technology that does not infringe on Robotics' patent or other rights, and that may provide capabilities similar or superior to Robotics' products.

                                                            Form 10-KSB/A Page 6



In the hexapod market, there are two companies producing products that compete in similar markets to Robotics. One company from Japan, Fanuc Robotics, has a product similar to Robotics' P 2000 product, called the F200IB, and a German company named PI Instruments, produces a product similar to Robotics' P 1000 product. In regard to the F200IB, the Robotics' product is able to publish and achieve accuracies and forces not offered by the Japanese manufacturer. In regard to the German product, the Robotics' device offers a larger range of motion in a similar work space. In both cases, Robotics is competitive from a pricing standpoint and able to offer customization that competitors are unlikely able to offer.

Along with hexapod manufacturers, Robotics frequently competes against traditional robot manufacturers. Robotics offers a robot that is much more accurate than these traditional robotic devices. Due to the mechanical advantages of Robotics' equipment over these standard devices, it is unlikely that they will be able to compete with the Robotics' devices in terms of accuracy or stiffness.


Although the size of the hexapod robotic market is not known, it is likely that PI Instruments and Fanuc Robotics are selling more robots than Robotics per year. Robotics is likely third in this market. However, Robotics believes that its product provides for capabilities previously not available from any hexapod manufacturers in its targeted markets. The Company is seeking to introduce its products to potential customers that are not aware that there is a product that can provide a better solution. The Company's initial efforts are focused on introducing the products to the various industry's' "Early Adapters". The Company then intends to expand its service and sales capability to meet the demands of the mainstream market. The three targets the Company is focused on are as follows:


o    Custom or Flexible Manufacturing

     The Company provides an accurate and stiff motion platform that can be easily integrated to move a tool or a platform under a stationary tool. This product can be sized to fit a particular application and its accuracy, stiffness and cost can be scaled based on the application. By giving this type of flexibility to developers introducing new products, the Company can greatly decrease their time to market and the cost of integration. Currently this is a multi-billion dollar industry and the Company's product will allow for new players to enter the markets with competitive or improved products. An example of this would be the P 3000 Water Jet Cutter "Hex-a-Jet" that Robotics helped introduce early in 2006.

o    Biomedical Testing

     Previous to the Company's product, most of the testing in this market was either done on theoretical or mathematical models or using devices that, due to their lack of stiffness or range of motion, provided a less than realistic model for testing, rendering their results suspect. The Company's product allows researchers to perform real life tests to prove or model their experiments and achieve the verification needed to prove their theories or perform life cycle testing. Currently, the Company believes that this is one of the fastest growing markets for new equipment.

o    Simulation

     The Company offers a unique simulator in our R 2000 platform. This patented device allows the person to spin as well as experience acceleration and inertia in their virtual experience. Along with its ability to provide extra motion, the Company's product also provides a very low cost and compact platform for testing. Currently, many of the airline companies and military organizations employ simulators for training. Comparatively, the Company's device will be a very low cost, easy to integrate positioner for applications that require extensive training but don't warrant the cost of the multi-million dollar systems employed today.


Suppliers


Robotics relies on outside suppliers for substantially all of its parts, components, and manufacturing supplies. While Robotics has deliberately followed a policy of designing products with "off-the-shelf" components which are available from a number of suppliers, there can be no assurance that Robotics' existing suppliers will be able to meet all of Robotics' needs on terms favorable or acceptable to Robotics. Currently, the Company does not have any material contracts for the future purchase of parts or materials for inventory.

Robotics' products use a small amount of custom components that are critical to the performance of its products. Next Move Controllers and MEI Controllers are both plug in cards for PC's which allow the Robotics' robots to process the math and control each of the 6 axes in a coordinated fashion. Two suppliers are used and the Robotics' product is tested and developed for both. Another control manufacturer (of which there are several) could be used, but the process for porting to a new card is a significant effort. This is because each original equipment manufacturer's motion control system has to be evaluated both in terms of the availability of a very wide range of physical movements on the mechanical side, as well as the software effort on the Company's part to add the third or fourth control system to the Company's existing control software system. This software effort also includes the job of building-in proprietary software movements the Company's customers have typically come to expect in the Company's systems. The Company is continuously evaluating alternative systems and the Company is presently in the process of expanding robot controls from two manufacturers to three. The Company expects this process to take approximately six to nine months to complete. These cards are both supplied by Target Electronic Supply Inc., a local electronics and electro-mechanical components distributor.

                                                            Form 10-KSB/A Page 7


E-Drive Actuators are provided by a manufacturer who Robotics has taught to make the actuators for the precise P Series machines. To date, the best result Robotics has achieved has been with their product. That does not preclude Robotics from developing an additional supplier in the future, should that be necessary. The E-Drive legs are provided by Automation Solutions Inc., a local distributor of these types of equipment. Robotics has used two other leg manufacturers for its less precise applications. The suppliers of these legs are Tolo-Matic Inc. and Ultra-Motion LLC.

Lastly there is a manufacturer that produces the ring gear with an integrated guide rail which is used for guiding the movable tracks on the R Series robot. To date, Robotics has single sourced this activity because its source's standard product fits the Robotics application perfectly. The name of this supplier is the Bishop-Wisecarver Company. However if this product becomes scarce or too expensive, Robotics could purchase the gear and the rail system separately from a number of manufacturers.


Research and Development


Over the last two years, Robotics has spent approximately $50,000 on research and development. Additionally, Robotics employs three engineers, whose time is spent primarily on modifications requested by customers to Robotics' standard products.

One area of research and development on which Robotics is focused is perfecting the software and hardware capabilities of the R Series line for Robotics' bio-medical opportunities. The main focus has been implementing a dual encoder set-up on the motors to allow for precise motion under heavy and varied load, coupled with a software interface that allows communication directly with Math Lab and the Lab View products (which are standard in this industry).


On the P Series line, Robotics has focused on improving the joint retaining rings and sockets for improved accuracy, manufacturability and ease of assembly.


Robotics has continued to enhance its software product and capabilities. The concentration has been focused on addressing the applications which customers are bringing to Robotics' attention. Along with this, Robotics has continued to monitor, track and release versions for bug fixes, as well as customer specific applications.


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

Government Regulations


The Company holds all licenses and permits necessary for the Company to operate and meet applicable United States Environmental Protection Agency standards for air and water discharge and Occupational Safety and Health Administration standards. The Company does not do any manufacturing at its facility in Hampton, New Hampshire (only assembly). The Company purchases all of the components for its products from suppliers. Therefore, the Company has suffered no costs or effects as a result of environmental regulations.


Other

The audit firm of Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, has raised substantial doubt about the Company's ability to continue as a going concern.

Recent Developments


The Company, through Robotics, has a relationship with a privately owned company named Holo-Dek Gaming, Inc. ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, of Kingston and the second largest shareholder of Holo-Dek). Holo-Dek is a startup company that intends to open and operate a number of theaters (one theater is currently open) for video gamers. Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the "Trust"), a shareholder of the Company which has and continues to provide loans to the Company necessary to keep it in business (which loans aggregated $62,549 at March 31, 2006), is also a significant lender of working capital to Holo-Dek. The Company is considering acquiring Holo-Dek. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video gamers.

                                                            Form 10-KSB/A Page 8

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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2006, the majority and controlling shareholders of the Company are the following:


            Name                       Shares             Comments
            ----                       ------             --------
            Kingston Associates          105,902          Limited Partnership 60% controlled by Ralph McKittrick,
                                                          CEO of Kingston Systems
            Ralph McKittrick              32,453
            Thor Corporation           2,332,133          Thor Corporation is 100% controlled by Ralph McKittrick
            All others                 2,518,401
                                       ---------
                                       4,988,889
            Flood Trust                  612,251          See Note 2
            Total                      5,601,140
                                       =========



On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics for one dollar, as a result of which acquisition Robotics became a wholly-owned subsidiary of Kingston. In addition, an Exchange Agreement was signed between Kingston, Robotics and the Trust. The Trust, as payee, was issued a promissory note (the "Note") by Robotics. The Trust acquired shares in Kingston by assigning to Kingston, as consideration, its rights as payee under the Note, in exchange for 612,251 newly issued shares of Kingston's common stock (the shares were physically issued in June, 2006). Kingston, as the new payee under the Note, then cancelled the Note, and any obligations of Robotics under the Note. Kingston filed a Form 8-K regarding this transaction on August 19, 2005 (See Note 2).



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

                                                            Form 10-KSB/A Page 9

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations is based upon Kingston's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. The Company evaluates its estimates on an ongoing basis, including estimates for income tax assets and liabilities and the impairment of the value of investments. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates used in the preparation of its consolidated financial statements:


o Accounting for Income Taxes - The Company records a full valuation allowance against the deferred tax benefit for net operating losses ("NOL") generated, since in management's opinion, the net operating losses do not meet the more likely than not criteria for future realization.

o Impairment of Investments - The Company reviews estimates of the value of its investments each reporting period and will record an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

o Inventory Valuation - Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory.


Overview

Management's plan of operations for the next twelve months is to seek to expand Robotics' business, increasing revenue volume and improving operating margins, in order to reduce, and eventually eliminate, its historical net losses. There are current activities that are critical to successfully achieving that plan. The Company is working to sell a new robot application, consisting of a hexapod-mounted water jet cutter, into markets that have been previously untapped for robot sales. Another new product in production is a simulator, which can be used in the video game theater business. This is an application where the Company has identified an opportunity to become a significant supplier of robots to Holo-Dek, which will use those robots if they succeed in building-out their video gaming centers. The Company has been considering acquiring Holo-Dek as part of its business expansion plan.

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

The Company is currently dependent upon working capital loans that originate primarily from the Flood Trust through its investments and loans to Holo-Dek which, in turn, are provided to the Company to fund research and development and to offset the Company's operating income deficit. Although the Trust has proven to be a reliable source of funds in the past, there is no guarantee that the Trust will continue to provide funding, or that other sources will be available during the next twelve months.


Plan of Operations


As discussed in Item 1 and below in the Management's Discussion and Analysis, Kingston was a dormant company from 1988 until, in August of 2005, Kingston acquired Robotics in an attempt to revive itself (see Note 2). Robotics' business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotics' robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek, a startup gaming business, which could provide another market for Robotics' products (see Item 1, "Recent Developments"). The Company is considering acquiring Holo-Dek. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video gamers.

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

                                                           Form 10-KSB/A Page 10


The Company's head of sales is focused on selling robots into a number of industries. In the Company's existing markets, such as universities (using the Company's robots for bio-medical research) and in the automotive industry (using the Company's robots for assembly), the Company is approaching existing customers for additional orders and exploring opportunities to sell products to other such universities and automotive companies. The Company's P 3000 Water-Jet Cutter is a new product, (the water jet cutter is an accurate rapid device that, when coupled with the Company's robot, can perform multi axis cutting, which is currently rare in the industry and quite expensive), being direct-marketed at this time primarily to the automotive, heavy equipment, and defense industries. Robotics has produced a special R 2000 machine for Holo-Dek Gaming. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek to integrate its robotic simulator platform with different video games for amusement and educational training. Robotics also intends to pursue channel sales through machine tool integrators and distributors.

The Company currently uses its head of sales, its web site and business contacts to market its products. The Company plans to develop more extensive use of print advertising and display its products at numerous industry tradeshows and conferences once improved sales provides additional funding.

In regards to the Company's Robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees. The Company does anticipate that if a number of the above noted opportunities are realized, it will have to expand resources. Until sales improve, the Company is reliant upon working capital advances from Holo-Dek (through the Flood Trust's investments in Holo-Dek) to maintain its liquidity and continue operations. The Company will utilize accounts receivable funding to expand its ability to finance purchase orders.


The Company's business plans call for sales in the range of $2,000,000 during the twelve month period ending March 31, 2007. The costs of goods sold associated with these orders is estimated to be in the range of $1,200,000. The Company does not know that the orders will ever be realized. The Company may also find that the cost of materials and services to produce the future orders envisioned in the plan will exceed the estimates now in the plan. As a result of both of these uncertainties, the estimated future sales could be lower than planned and the estimated future costs higher than planned, or both - perhaps by a significant amount.


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

                                                           Form 10-KSB/A Page 11

Cost of sales was $389,759 for the 2006 fiscal year, which reflects costs related to the Robotics sales orders shipped in that period, of which $317,102 was for materials used in the production of the robots. The remainder was primarily labor used to produce the robots. There was no activity in the prior year.


The Company capitalizes direct material, direct labor and overhead costs that apply to Robotics' customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of March 31, 2006, the Company's inventory was $291,391, which reflects $263,015 of customer order related inventory. That customer order related inventory is expected to be recognized as cost of sales in the Company's 2007 fiscal year.

Selling expenses for the 2006 fiscal year reflect solely the expenses of Robotics. There was no activity in the prior year period. The Company's expense was $23,797, which was comprised primarily of salaries related to the selling of Robotics' products.


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


Research and development expenses were $50,608 for the 2006 fiscal year. Those costs were primarily engineering salary costs related to the continuing development of Robotics' products. There was no corresponding expense in 2005 fiscal year.


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

The Company's loss for the 2006 fiscal year was $1,844,396 (primarily due to the expense of $1,787,431 for the impairment of goodwill) and the Company's loss for the 2005 fiscal year was $81,849 (the loss resulted from professional services for the Company, as it attempted to revive itself, along with accrued interest on the judgment payable), which resulted in an earnings per share loss of $0.34 and $0.02 in the 2006 and 2005 fiscal years, respectively.


Liquidity and Capital Resources

The cash flows during fiscal 2006 reflect the acquisition of the assets and liabilities of Robotics (see Note 2). On an ongoing basis, the Company's primary needs for liquidity and capital resources are for the funding of salaries and other administrative expenses related to the management of the Company, for payment of the cost of products sold and inventory (if these expenditures are not covered by customer pre-shipment deposits) and, to a lesser degree, for research and development. As discussed previously, the Company has had no activity from 1988 through August 18, 2005. At that time, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston. This transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" using the purchase method of accounting. The fair value of net assets acquired was $49,321, which was offset by equity issued in lieu of cash of $1,836,752, resulting in the recording of the excess of cost over the fair value of acquired net assets (goodwill) of $1,787,431. Subsequent to the acquisition, the Company immediately evaluated the goodwill for impairment and determined that it was impaired. The total amount of goodwill was charged to the Company's statements of operations


During fiscal 2006, net cash used by operations was $292,444, compared with $0 in the prior year period. This use of funds was primarily due to increases in inventory and accounts receivable, along with a reduction in deferred revenue and accruals, partially offset by cash from accounts payable. With the exception of the change in accruals, these cash flows are consistent with the Company's fulfillment of three significant orders during the year, and the purchase of inventory for current projects. The reduction in accruals was primarily related to payments for professional services. In the prior year period, the net loss related to accrued interest for the judgment payable and professional services accruals was offset by the balance sheet impact of those entries.


Net cash from investing activities was $161,402 for the 2006 fiscal year, compared with no activity for the prior year period. The source of funds in fiscal 2006 reflects the repayment of a receivable from Holo-Dek and cash acquired in the Robotics acquisition, partially offset by an increase in the software development asset.

                                                           Form 10-KSB/A Page 12


Cash provided by financing activities was $150,764 for fiscal 2006, compared with $0 for fiscal 2005. The source of cash in 2006 was primarily from working capital loans from Holo-Dek. Until October 31, 2004, the Trust invested directly into Robotics, with the funding being in the form of debt that was converted to stock. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004. As of October 31, 2004, the accrual of interest on the debt was temporarily delayed until October 31, 2005, at which time interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt was converted to stock, which was forgiven by the Trust. After October 31, 2004, the Trust invested into Holo-Dek which in turn funded Robotics on an as needed basis, through the working capital advance account, which loans aggregated $62,549 at March 31, 2006, (The terms of those advances are: it is a demand note payable April 1, 2007. Subsequent to that date, the note will bear an annual interest rate of 8.0%) and a short-term $100,000 loan from the Trust (this loan was made in March of 2006 and is payable on demand on or after March 17, 2007, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%). These relationships are discussed in Item 1.

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

                                                           Form 10-KSB/A Page 13


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


Forward Looking Statements


The Company is including the following cautionary statement in this Annual Report on Form 10-KSB/A. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the Company's losses from period to period; the Company's current dependence on a limited number of key suppliers and investors; the Company's ability to successfully market and sell its products in view of changing trends, acceptance of products and other factors affecting market conditions; technological advances by the Company's competitors; capital needs to fund operations and development programs; delays in the manufacture of new and existing products by the Company or third party contractors; the loss of any key employees; the outcome of any litigations; changes in governmental regulations; and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


ITEM 7. FINANCIAL STATEMENTS

The Financial Statements are included after the Exhibit Index.

                              KINGSTON SYSTEMS INC.


                                      INDEX
                                                                    Page Number
                                                                      ------
 Report of Independent Registered Public Accounting Firm                21
 Consolidated Balance Sheets as of
 March 31, 2006 and March 31, 2005                                      22
 Consolidated Statements of Operations for the Years Ended
 March 31, 2006 and March 31, 2005                                      23
 Consolidated Statements of Stockholders' Equity (Deficit)
 for the years ended March 31, 2006 and March 31, 2005                  24
 Consolidated Statements of Cash Flows for the Years Ended
 March 31, 2006 and March 31, 2005                                      25
 Notes to the Consolidated Financial Statements                       26-34

                                                              Form 10KSB Page 14

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


As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based upon this evaluation and as a result of the deficiencies discussed below, management, including the Chief Executive Officer and Principal Financial Officer, have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2006. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-KSB/A present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.

The deficiencies in the Company's internal control over financial reporting related to the failure to measure or disclose the reasons for the zero provision for income taxes, certain debt disclosures and certain cash flow transactions in the financial statements initially prepared by the Company. All three errors were detected during the independent audit process and corrected before they were included in the financial statements in this Form 10-KSB/A.

         (1) The Provision for Income Taxes.

Footnote 8 to the financial statements calculates an income tax provision of zero. The table identifies that there are tax loss carry-forwards caused by losses dating back between 15 and 20 years, and the deferred tax consequences of those carry forwards if the Company were to be profitable enough in the coming years to utilize those loss carry-forwards. The table then states that, since it is not certain that the Company will be profitable in the future, the tax provision is zero (when the valuation allowance based on the uncertainty of future profits is applied). The Company believes that the proper assessment of how these tax laws might impact the Company's income tax expense provision requires a significant level of up-to-date expertise in the constantly changing tax regulations and court case decisions.

The deficiencies that resulted in the failure properly to disclose the provision for income taxes in the financial statement footnote presented by the Company to the auditors were related to the limited expertise of the Company's accounting staff in corporate income tax matters and a failure of in-house staff to avail themselves of outside experts for tax expense reporting assistance. These outside experts would have been required to properly measure the impact of the tax laws and regulations on the Company's provision for these tax expenses prior to submitting the Company's financials to outside CPA's for review and subsequent release to the investing public. However, the significance of this deficiency should, in the opinion of management, be tempered by the fact that, prior to the time this deficiency was brought to the attention of management, there was the assessment by management that the tax provision of zero would be accurate. While management agreed that, once it had been brought to their attention, this tax provision internal control deficiency did exist at the time of the audit, it is also important to note that the impact of this deficiency on the Income statement and balance sheet for the year being audited was, in the end, zero. Although the impact in this instance was immaterial, there still is the strong desire by management to correct the lack of expertise in tax matters in-house by developing these skills inside the Company as the Company's growth objectives are realized and, in the interim, to use outside experts until the in-house expertise is achieved.

         (2) Leasing Debt Disclosures.

The total related party lease obligations and assets listed in the balance sheet amount to $52,136 at March 31, 2006. These refer to certain leases where Robotics had obtained lease financing to fund the purchase of assets to be used exclusively by Holo-Dek. When these transactions were first recorded, Holo-Dek entered them into their books as assets off-set by lease liabilities, and no entries for the lease liabilities were made on the books of Robotics at the time the assets were first acquired by Holo-Dek, as they should have been. What should have been recorded on the books of Robotics (prior to submission of these books to the outside CPA audit firm) was the liability for the equipment to the leasing Company and an inter-company receivable of an equal and off-setting asset amount due Robotics from Holo-Dek.

The deficiencies that resulted in the failure to properly measure and disclose the liability of Robotics to the leasing companies was an oversight by management that should have been detected and corrected in the review process. Although the amount of the deficiency was immaterial, management considers the exclusion of all related-party leasing balances a discrepancy worthy of immediate correction procedurally so that all of these transactions are recorded appropriately on the books of each of the related parties. The accounting staff has been trained to be more alert to properly recording all inter-company transactions on the books of both companies.

                                                            Form 10KSB/A Page 15


         (3) Cash Flow Transactions.

The Statement of Cash Flows in this Form 10-KSB/A correctly lists the $38,988 that was the cash on hand at Robotics on August 18, 2005, the date when Kingston acquired Robotics, as a cash flow from investing activities. In the draft cash flow report presented by the Company to the auditors, this item was incorrectly disclosed as "cash on hand - beginning." The amount and nature of this item was separately disclosed in both instances, it was just the characterization of the item by the Company's accountants that was wrong. The mischaracterization was an immaterial error in cash flow and, had it not been detected, it would have had no impact on the balance sheet and income statement. Nevertheless, management desires to take action to correct this discrepancy in reporting so that when acquisitions take place in the future, the reports provided by the Company to the auditors to review will be perfect and that there will be a total lack of deficiencies to be detected by the Company's outside CPA firm. Improved training of the accounting staff in reporting cash flows is expected to eliminate problems of this nature in the future. Another corrective action taken by the Company was the hiring of a CPA on September 25, 2006 to replace the previous accounting manager - an action that is expected to improve the Company's internal controls in all accounting areas.


Based on the matters identified above, the Company's Chief Executive Officer/Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective. These deficiencies have been disclosed to the Company's Board of Directors.

Changes in Internal Control over Financial Reporting.

As noted above, the Company has improved its internal control over financial reporting and has resolved these deficiencies through improved supervision and training of the accounting staff. The Company's management and directors will continue to work with its auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective.

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

                                                           Form 10-KSB/A Page 16


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


The principal occupations and brief summary of the background of each Director and executive officer of Kingston during the past five years is as follows:


Ralph E. McKittrick - Founder/CEO, and Chairman of the Board of Directors since January 1987


Ralph McKittrick is the founder, Chairman of the Board and Chief Executive Officer of the Company. His term of office as a director of Kingston expires on August 18, 2010. In 2004, he co-founded Holo-Dek and he has been the CEO of Holo-Dek since its founding. Before founding Holo-Dek, Mr. McKittrick co-founded Cargo Force, Inc. in 2003 and he has also been the CEO of Cargo Force since its founding. Cargo Force is a commercial airlift/airfreight startup company whose mission is to support US industry, especially the heavy manufacturers. Before founding Cargo Force, Mr. McKittrick was a consultant to CNC Systems, Inc. from December 15, 1999 to November 15, 2002, where he helped turn around this machine tool distributor in Maine.

George J. Coupe - Chief Financial Officer since March 2006

George Coupe is the Chief Financial Officer of the Company. His term of office as a director of Kingston expires on 8/18/07. In 2004, he co-founded Holo-Dek and has been the President of Holo-Dek since its founding. Mr. Coupe founded Robotics in 2002 and he has also been the President of Robotics since its founding. Prior to founding Robotics, and beginning with his departure from Ford Finance Staff in 1975, Mr. Coupe was engaged in turning around companies in financial difficulty, typically either as the CFO or as a financial control consultant. Mr. Coupe also was one of the founders at two startup companies during this period. In May of 2001, Mr. Coupe was hired by Renaissance Design, Inc., a company in the contract engineering and manufacturing industry ("RDI"). Mr. Coupe was hired by RDI because of his reputation for saving companies and because RDI was contemplating bankruptcy. Mr. Coupe was unable to save RDI and they ceased operations on February 8, 2002. A few months later RDI filed for bankruptcy. Prior to joining Renaissance Design, Inc., Mr. Coupe was a financial consultant (from to March 15, 2000 to May 15, 2001) and before that he was the CFO of Northland Tool, Inc., (from January 1, 1995 to March 15, 2000) a spindle repair company.

James W. Byrne - Director since May 1989

Mr. Byrne is a member of the Company's Board of Directors and is the operations manager for Holo-Dek Gaming, Inc., a position he has held since March 31, 2004. His term of office as a director of Kingston expires on August 18, 2007. Prior to joining the Company and Holo-Dek, Mr. Byrne spent 27 months renovating his 18th century home n New Hampshire. Prior to this he was the Director of Engineering for Advanced Digital Internet ("ADI") from July 17, 1998 to August 1, 2002. ADI provided internet service to high-end multi-dwelling units in Manhattan. Mr. Byrne's specialty was designing the infrastructure and overseeing the installation of each system.

There are no significant (critical) employees of the Company, other than the directors and officers noted above.


Audit Committee Financial Expert

The Company does not currently have an independent Board of Directors. The Company intends to establish an independent Board, along with an Audit and Compensation Committee, in its 2006-2007 fiscal year.

                                                           Form 10-KSB/A Page 17

Compensation of Directors

Directors who are employees of the Company are not paid any other fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof.

Section 16(A) Beneficial Ownership Reporting Compliance


Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and any person who owns more than 10% of the Company's common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of the Company's common stock. Under Securities and Exchange Commission rules, the Company receives copies of all Section 16(a) forms that these Reporting Persons file. The Company has determined that all stockholders required to file are in compliance with Section 16(a).

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

The Company's code of ethics is posted on its website www.kingstonsystems.com.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended March 31, 2006.


                                                                                          LONG TERM COMPENSATION
                                                                         -------------------------------------------------------
                                                                                 Awards
                                          ANNUAL COMPENSATION            ------------------------
                                -------------------------------------    Restricted   Securities              Payouts
                                                         Other Annual      Stock      Underlying    -----------------------------
Name and Principal                                       Compensation     Award(s)      Options        LTIP        All Other
Position              Year      Salary ($)     Bonus ($)     ($)             ($)        SARs(#)     Payouts ($)  Compensation ($)
------------------    ----      ----------     --------- ------------     --------      -------     -----------  ----------------
Ralph McKittrick,     2006          0             0             0             0             0             0             0
CEO                   2005          0             0             0             0             0             0             0
                      2004          0             0             0             0             0             0             0


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

The following table sets forth certain information as of March 31, 2006, regarding each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, each director, and named executive officer of the Company, and all officers and directors as a group:



                                                                              Amount and Nature
                                                                              of Beneficial
                                                                              Ownership of              Percentage of
      Name/Address of Beneficial                Position with                 Common Stock              Securities (1)
      Owner*                                       Company                       (1)
      ----------------------------------------------------------------------------------------------------------------
      Ralph E. McKittrick (2)                   Chairman, CEO                  2,470,488                     44.1 %
      James W. Byrne                            Director                       0                             0.0%
      George J. Coupe                           Chief Financial Officer        0                             0.0%
      Flood Trust (3)                           N/A                            612,251                       10.9%
      All executive officers and Directors as a                                2,470,488                     44.1%
      group (3 people)

                                                           Form 10-KSB/A Page 18


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


(3) Mr. Larry Flood has sole control over the shares held by the Flood Trust. The 612,251 shares were physically issued in June, 2006.

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


o The Company, through its Robotics subsidiary, has a relationship with Holo-Dek. Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. The Company is considering acquiring Holo-Dek. As of March 31, 2006, Holo-Dek has provided working capital advances to Robotics in the amount of $62,549, shown in current liabilities on the Company's balance sheet. Up until October 31, 2004, the Trust invested directly into Robotics, with the funding being in the form of debt that was converted to stock. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004. As of October 31, 2004, the accrual of interest on the debt was temporarily delayed until October 31, 2005, at which time interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt was converted to stock, which was forgiven by the Trust. After October 31, 2004, the Trust invested into Holo-Dek, which in turn funded Robotics on an as needed basis, through the working capital advance account, which loans aggregated $62,549 at March 31, 2006 (The terms of those advances are: it is a demand note payable April 1, 2007. Subsequent to that date, the note will bear an annual interest rate of 8.0%)


o The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation ("Hexel") originally developed the robotics technology. That corporation is still in existence, however, with limited operations. There are two current employees of Robotics who are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property. Any enhancements/developments by Robotics to the robot technology, including software, is co-owned with Hexel through the licensing agreement. At March 31, 2006, $14,135 was owed to Hexel with $7,951 recorded as an expense during the year ended March 31, 2006.

o The Company has a related party note and loan payable to the Trust, discussed in Note 5, and the Company is the lessee on two related party capital leases, discussed in Note 9.

                                                           Form 10-KSB/A Page 19

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-QSB and 10-KSB include reference to File No. 0-15840.


 (a) Exhibits
                                                                      Page
 Exhibit No.        Document                                         Number
 -----------        --------                                         ------
 3.1                The Certificate of
                    Incorporation of the
                    Registrant, filed as Exhibit
                    3(a) to Registrant's
                    Registration Statement on Form
                    S-1 (File No. 33-12019), filed
                    on February 17, 1987, as
                    amended by Amendment Nos. 1,2
                    and 3 filed on March 25, April
                    3 and April 7, 1987,
                    respectively (the "S-1
                    Registration Statement"), is
                    incorporated herein by
                    reference.
 3.2                The By-Laws of the Registrant,
                    filed as Exhibit 3(b) to the
                    Registrant's S-1 Registration
                    Statement, is incorporated
                    herein by reference.
 14                 The Code of Ethics of the
                    Registrant, filed as Exhibit 14
                    to the Registrant's March 31,
                    2005 Form 10-KSB, is
                    incorporated herein by
                    reference.
 15                 Triangular Gimbal, Patent No: US 6,240,799
                    B1 and Systems and Methods Employing a
                    Rotary Track, Patent No: US 6,196,081 B1
 21*                List of Company's subsidiaries                     35
 31.1, 31.2*        Rule 13a-14(a)/15d-14(a) Certification           36-37
 32.1, 32.2*        Section 1350 - Certification                     38-39

* Filed herewith

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
                                         ========                 ========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of January, 2007.


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



           Signature                                   Title                        Date

/s/ Ralph E. McKittrick            Chairman, Chief Executive Officer,
-----------------------            Principal Executive                         January 26, 2007
Ralph E. McKittrick

/s/ George J. Coupe
-----------------------            Chief Financial Officer                     January 26, 2007
George J. Coupe

/s/ James W. Byrne
-----------------------            Director                                    January 26, 2007
James W. Byrne

                                                           Form 10-KSB/A Page 20


                              KINGSTON SYSTEMS INC.



                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm                     20

Consolidated Balance Sheets as of March 31, 2006 and
March 31, 2005                                                              21

Consolidated Statements of Operations for the Years Ended
March 31, 2006 and March 31, 2005                                           22

Consolidated Statements of Stockholders' Equity (Deficit)
for the Period from April 1, 2004 to March 31, 2006                         23

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2006 and March 31, 2005                                           24

Notes to the Consolidated Financial Statements                            25-33

                                                           Form 10-KSB/A Page 21

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

                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
June 20, 2006

                                                           Form 10-KSB/A Page 22


                              KINGSTON SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                    March 31,          March 31,
                                                                      2006               2005
                                                                  -----------        -----------
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                         $    19,722        $        --
Accounts receivable                                                   138,542                 --
Inventory                                                             291,391                 --
Related party lease, current portion                                   13,636                 --
Other current assets                                                    2,692                 --
                                                                  -----------        -----------
     TOTAL CURRENT ASSETS                                         $   465,983        $        --

OTHER ASSETS:
Property and equipment, net of accumulated
  depreciation of $6,221                                               25,946                 --
Software, net of accumulated amortization
  of $1,098                                                               834                 --
Software development costs, net of accumulated
  amortization of $9,701                                              145,986                 --
Security deposits                                                      12,000                 --
Related party lease, non-current portion                               38,500                 --
                                                                  -----------        -----------
     TOTAL ASSETS                                                 $   689,249        $        --
                                                                  ===========        ===========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                  $   149,511        $        --
Accrued expenses                                                       42,737            100,000
Deferred revenue                                                      179,480                 --
Capitalized lease obligations, current portion                         16,520                 --
Credit card advances, related party                                    80,263                 --
Related party advances                                                 62,549                 --
Note payable, including accrued interest of $336,611                1,836,752                 --
Judgment payable, including accrued interest of $638,123 and
  $606,274 as of March 31, 2006 and March 31, 2005, respectively      992,006            960,157
Wages payable, related party                                           46,300             46,300
Notes payable, related parties, current portion                        16,200                 --
Loan payable, Flood Trust                                             100,000                 --
                                                                  -----------        -----------
     TOTAL CURRENT LIABILITIES                                    $ 3,522,318        $ 1,106,457

LONG TERM LIABILITIES:
Note payable, related party, non-current portion                       64,000                 --
Capitalized lease obligations, non-current portion                     53,784                 --
                                                                  -----------        -----------
     TOTAL LIABILITIES                                            $ 3,640,102        $ 1,106,457
                                                                  -----------        -----------
SHAREHOLDERS' DEFICIT:
Common stock:
  $0.01 par value; 10,000,000 shares authorized;
   4,988,889 shares issued and outstanding as of
   March 31, 2006 (612,251 shares issuable) and March 31, 2005         49,889             49,889
Additional paid-in capital                                         10,007,601         10,007,601
Accumulated deficit                                               (12,967,587)       (11,123,191)
Treasury stock at cost; 24,906 shares                                 (40,756)           (40,756)
                                                                  -----------        -----------
Total shareholders' deficit                                        (2,950,853)        (1,106,457)
                                                                  -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $   689,249        $        --
                                                                  ===========        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                           Form 10-KSB/A Page 23


                              KINGSTON SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THE YEARS ENDED

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

                                                           Form 10-KSB/A Page 24



                              KINGSTON SYSTEMS INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM APRIL 1, 2004 TO MARCH 31, 2006



                                    Common Stock        Additional
                                --------------------     Paid-in     Treasury     Accumulated
                                  Shares     Amount      Capital      Stock         Deficit
                                ----------  --------   -----------   ---------   -------------
Balance at
March 31, 2004                   4,988,889  $ 49,889   $10,007,601   $(40,756)   $(11,041,342)

Net loss for the year                   --        --            --         --         (81,849)

Balance at                      ----------  --------   -----------   ---------   -------------
March 31, 2005                   4,988,889    49,889    10,007,601    (40,756)    (11,123,191)

Net loss for the year                   --        --            --         --      (1,844,396)

Balance at                      ----------  --------   -----------   ---------   -------------
March 31, 2006                   4,988,889  $ 49,889   $10,007,601   $(40,756)   $(12,967,587)
                                ==========  ========   ===========   =========   =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                           Form 10-KSB/A Page 25


                              KINGSTON SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                THE YEARS ENDED
                                                        ------------------------------
                                                          MARCH 31,         MARCH 31,
                                                            2006              2005
                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(1,844,396)      $   (81,849)
   Adjustments to reconcile net loss to net cash
      from operating activities:
    Depreciation and amortization                             17,020                --
    Impairment of goodwill                                 1,787,431                --
   Changes in assets and liabilities:
     Accounts receivable                                    (106,423)               --
     Inventory                                              (153,370)               --
     Accounts payable                                        143,919                --
     Other current assets                                     (1,894)               --
     Deferred revenue                                        (90,103)               --
     Accrued liabilities                                     (76,477)           50,000
     Accrued interest on judgment payable                     31,849            31,849
                                                         -----------       -----------
NET CASH FROM OPERATING ACTIVITIES                          (292,444)               --
                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in acquisition of Robotics                   38,988                --
   Purchase of equipment                                      (1,290)               --
   Purchase of software development                          (27,309)               --
   Repayment of related party receivable                     151,013                --
                                                         -----------       -----------
NET CASH FROM INVESTING ACTIVITIES                           161,402                --
                                                         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Related party advances                                     62,548                --
   Loan payable, Flood Trust                                 100,000                --
   Payments on credit card advances, related party           (10,909)               --
   Payment of capital lease                                     (875)               --
                                                         -----------       -----------
NET CASH FROM FINANCING ACTIVITIES                           150,764                --
                                                         -----------       -----------
Net increase in cash                                          19,722                --
Cash and cash equivalents, beginning                              --                --
                                                         -----------       -----------
Cash and cash equivalents, ending                        $    19,722       $        --
                                                         ===========       ===========

Non-cash investing and financing activities:
Capital lease for equipment                              $    18,819                --
Assumption of capital lease from related party                52,136                --
Reclassification of software development costs to
  inventory                                                   40,506                --

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $     5,069       $        --
Cash paid for income taxes                                        --                --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                           Form 10-KSB/A Page 26

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

The majority and controlling shareholders of the Company are the following:


            Name                       Shares             Comments
            ----                       ------             --------
            Kingston Associates          105,902          Limited Partnership 60% controlled by Ralph McKittrick,
                                                          CEO of Kingston Systems
            Ralph McKittrick              32,453
            Thor Corporation           2,332,133          Thor Corporation is 100% controlled by Ralph McKittrick
            All others                 2,518,401
                                       ---------
                                       4,988,889
            Flood Trust                  612,251          Shares issuable.  See Note 2
                                       ---------
            Total                      5,601,140
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

                                                           Form 10-KSB/A Page 27


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

                                                           Form 10-KSB/A Page 28


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


The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the period ended March 31, 2006.


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

                                                           Form 10-KSB/A Page 29

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 2 -- ACQUISITION OF PARALLEL ROBOTICS SYSTEMS

On August 18, 2005, the Company acquired all of the issued and outstanding common stock of Robotics for $1.00 (Robotics had issued no stock at that time and one share of common stock was issued to Kingston to effect the acquisition), making Robotics a wholly-owned subsidiary. At the time of the acquisition, Robotics was indebted to the Trust in the amount of $1,836,752, so the total purchase price for Robotics was $1,836,753. Shortly after the acquisition, an Exchange Agreement was signed between Kingston, Robotics and the Trust, pursuant to which the Trust was issued the Note by Robotics. The Trust then assigned to Kingston its rights as payee under the Note in exchange for Kingston's agreement to issue 612,251 shares of Kingston's common stock to the Trust. Kingston, as the new payee under the Note, then cancelled the Note. The shares were issued in June, 2006 and the Company's obligation in the amount of $1,836,752 to the Trust was deemed to be the total outstanding indebtedness until that time. Kingston filed a Form 8-K on this transaction on August 19, 2005.

This transaction has been accounted for in accordance with SFAS No. 141, "Business Combinations," using the purchase method of accounting. The Company has evaluated the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition. The purchase of Robotics resulted in the recording of the excess of cost over the fair value of acquired net assets (goodwill) of $1,787,431 (see detail below). Subsequent to the acquisition, the Company immediately evaluated the goodwill for impairment and determined that it was impaired (the Company could not establish a basis for the goodwill, given the historical performance of Robotics).

                                                           Form 10-KSB/A Page 30

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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



(1) Comprised of a software development asset valued at $168,903 (the fair value of the software development asset encompasses the value of the Company's licenses and underlying patents and trade secrets), a security deposit of $12,000 and $797 of employee advances.

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

                                                           Form 10-KSB/A Page 31

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

o As previously discussed, the Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek. Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. The Company is considering acquiring Holo-Dek. As of March 31, 2006, Holo-Dek has provided working capital advances to Robotics in the amount of $62,549, which is shown in current liabilities on the Company's balance sheet. Until October 31, 2004, the Trust invested directly into Robotics, with the funding being in the form of debt that was converted to stock. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004. As of October 31, 2004, the accrual of interest on the debt was temporarily delayed until October 31, 2005, at which time interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt was converted to stock, which was forgiven by the Trust. After October 31, 2004, the Trust invested into Holo-Dek, which in turn funded Robotics on an as needed basis through the working capital advance account, which loans aggregated $62,549 at March 31, 2006. The terms of those advances are: it is a demand note payable April 1, 2007. Subsequent to that date, the note will bear an annual interest rate of 8.0%.

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

                                                           Form 10-KSB/A Page 32

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of March 31, 2006, the Company had a note payable to the Trust in the amount of $1,836,752, comprised of $1,500,141 principal and $336,611 of accrued interest. This note was payable upon demand. As of October, 2004, the accrual of interest on the note was temporarily delayed until October 31, 2005. Beginning that month, interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt was converted to stock, which was forgiven by the Trust. This note is shown in current liabilities on the Company's balance sheet.


See Note 9 regarding the Company's capital lease obligations.


NOTE 6 -- INTANGIBLE ASSETS

The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheet as of March 31, 2006. This robotic software is a long-term asset and is the Robotics-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Corporation (see Note
4), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the year ended March 31, 2006 and management believes that the value of the software is not impaired at March 31, 2006. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.


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


NOTE 7 -- SHAREHOLDERS' DEFICIT

At March 31, 2006 and 2005, the Company had 4,988,889 shares of common stock issued and outstanding (At March 31, 2006, there were 612,251 shares issuable-see Note 2) with 10,000,000 shares authorized with a par value of $0.01. At March 31, 2006 and 2005, the Company had $10,007,601 in additional paid-in capital and an accumulated deficit of $12,967,587 and $11,123,191, respectively. At March 31, 2006 and 2005, the Company had 24,906 shares of treasury stock, valued at $40,756.

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

                                                           Form 10-KSB/A Page 33


                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax asset and the provision for income taxes for the years ended March 31, 2006 and 2005 were:

For the years ended March 31,                          2006               2005
------------------------------------------------------------------------------

Deferred tax assets - operating loss
  carry-forwards                            $       958,831      $     321,881
Deferred tax liability - software
  development costs                         $       (45,282)                --
Valuation allowance                                (913,549)          (321,881)
------------------------------------------------------------------------------
Net Deferred Tax Asset                      $            --      $          --
==============================================================================

For the years ended March 31,                          2006               2005
------------------------------------------------------------------------------
Tax at federal statutory rate (34%)         $      (627,095)     $     (27,829)
Operating losses of Robotics acquired              (581,739)                --
Non-deductible expenses                             708,023                 --
Expiration of NOL carry-forward                      12,615            407,898
State tax benefit                                  (103,471)            (4,592)
Change in valuation allowance                       591,667           (375,477)
------------------------------------------------------------------------------
Provision for Income Taxes                  $            --      $          --
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

                                                           Form 10-KSB/A Page 34

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's Robotics subsidiary is the named lessee on two leases used to acquire equipment for Holo-Dek (see Note 4). The Company has ultimate responsibility to make all payments regarding the leases. A total of $52,136 of equipment was acquired. The leases are shown on the Company's balance sheet as a related party lease asset and a capitalized lease obligation. The following are the expected minimum lease payments for the next five years.


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