Form 10QSB/A
period 2006-07-01
KINGSTON SYSTEMS INC
filed 2007-01-26
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB/A

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

                                      INDEX                 Form 10-QSB/A Page 1

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

ITEM 1: FINANCIAL STATEMENTS                                Form 10-QSB/A Page 2

                              KINGSTON SYSTEMS INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         July 1, 2006    March 31, 2006
                                                                         ------------    --------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $      4,126    $       19,722
Accounts receivable                                                            41,332           138,542
Inventory                                                                     213,557           291,391
Related party leases, current portion                                          16,568            13,636
Other current assets                                                            2,695             2,692
                                                                         ------------    --------------
TOTAL CURRENT ASSETS                                                          278,278           465,983

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $8,726 and
 $6,221 as of July 1, 2006 and March 31, 2006, respectively                    39,630            25,946
Software, net of accumulated depreciation of $1,343 and $1,098 as of
  July 1, 2006 and March 31, 2006, respectively                                   589               834
Software development costs, net of accumulated depreciation of $14,527
  and $9,701 as of July 1, 2006 and March 31, 2006, respectively              141,159           145,986
Security deposits                                                              12,000            12,000
Related party leases, non-current portion                                      41,567            38,500
                                                                         ------------    --------------
TOTAL ASSETS                                                             $    513,223    $      689,249
                                                                         ============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                         $     88,636    $      149,511
Accrued expenses                                                               45,317            42,737
Deferred revenue                                                              130,252           179,480
Capitalized lease obligations, current portion                                 20,433            16,520
Credit card advances, related party                                            75,462            80,263
Related party advances                                                        108,049            62,549
Note payable, including accrued interest of $336,611                               --         1,836,752
Judgment payable, including accrued interest of $646,085 and $638,123
  as of July 1, 2006 and March 31, 2006, respectively                         999,968           992,006
Wages payable, related party                                                   46,300            46,300
Notes payable, related parties, current portion including accrued
  interest of $1,600 as of July 1, 2006                                        17,800            16,200
Loan payable, Flood Trust, including accrued interest of $1,995
  as of July 1, 2006                                                          101,995           100,000
                                                                         ------------    --------------
TOTAL CURRENT LIABILITIES                                                   1,634,212         3,522,318

LONG TERM LIABILITIES:
Note payable, related party, non-current portion                               64,000            64,000
Capitalized lease obligations, non-current portion                             54,981            53,784
                                                                         ------------    --------------
TOTAL LIABILITIES                                                           1,753,193         3,640,102
                                                                         ------------    --------------
SHAREHOLDERS' DEFICIT:
Common stock:
  $0.01 par value; 10,000,000 shares authorized; 5,601,140 shares
  issued and outstanding                                                       56,012            49,889
Additional paid-in capital                                                 11,838,230        10,007,001
Accumulated deficit                                                       (13,093,456)      (12,967,587)
Treasury stock at cost; 24,906 shares                                         (40,756)          (40,756)
                                                                         ------------    --------------
Total shareholders' deficit                                                (1,239,970)       (2,950,853)
                                                                         ------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $    513,223    $      689,249
                                                                         ============    ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            Form 10-QSB/A Page 3


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

                                                            Form 10-QSB/A Page 4

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

                                                            Form 10-QSB/A Page 5

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


Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Kingston and its subsidiary, Robotics. These financial statements should be read in conjunction with the Company's Form 10-KSB and 10-KSB/A for the period ended March 31, 2006, on file with the SEC. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ended March 31, 2007.


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

                                                            Form 10-QSB/A Page 6

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

                                                            Form 10-QSB/A Page 7


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


The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the period ended July 1, 2006.


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

                                                            Form 10-QSB/A Page 8

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

As of March 31, 2006, the Company had a note payable to the Trust in the amount of $1,836,752, comprised of $1,500,141 principal and $336,611 of accrued interest. This note was payable upon demand. As of October 2004, the accrual of interest on the note was temporarily delayed until October, 2005. Beginning that month, interest accrued at the rate of 8% per year (This interest was forgiven by the Trust). This note was exchanged for 612,251 shares of common stock of Kingston in June, 2006. This note is shown in current liabilities on the Company's balance sheet.

See Note 8 regarding the Company's capital lease obligations.

NOTE 5 -- INTANGIBLE ASSETS

The Company has a condensed intangible asset, identified as "Software development" reflected on its condensed consolidated balance sheets as of July 1, 2006 and March 31, 2006. This robotic software is a long-term asset and is the Robotics-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Corporation (see Note 3), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the period ended July 1, 2006. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 6 -- SHAREHOLDERS' DEFICIT

At July 1, 2006 and March 31, 2006, the Company had 5,601,140 and 4,988,889
shares of common stock issued and outstanding, respectively (at March 31, 2006, there were 612,251 shares issuable - see Note 4) with 10,000,000 shares authorized with a par value of $0.01. At July 1, 2006 and March 31, 2006, the Company had $11,838,230 and $10,007,601 in additional paid-in capital, respectively, and an accumulated deficit of $13,093,456 and $12,967,587, respectively. At July 1, 2006 and March 31, 2006, the Company had 24,906 shares of treasury stock, valued at its cost of $40,756.

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

                                                            Form 10-QSB/A Page 9

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

                                                           Form 10-QSB/A Page 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


                                    General
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB/A. This Management's Discussion and Analysis contains certain "forward-looking statements". Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various SEC filings. No assurance can be given that any such matters will be realized.


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

                                                           Form 10-QSB/A Page 11

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

                                                           Form 10-QSB/A Page 12

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


                           Accounting for Income Taxes
The Company currently records a full valuation allowance against the deferred tax benefit for net operating losses generated, since, in management's opinion, the net operating losses do not meet the more likely than not criteria for future realization.


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

                                                           Form 10-QSB/A Page 13


                           Forward-looking Statements
Statements contained in this Form 10-QSB/A that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes that could adversely affect the Company's operating results in one or more fiscal quarters. Results in operations in any past period should not be considered indicative of results to be expected in future periods.


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

                                                           Form 10-QSB/A Page 14

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

                                                           Form 10-QSB/A Page 15

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

                              KINGSTON SYSTEMS INC.



Date:    January 26, 2007                      By:    /s/ Ralph E. McKittrick
                                                      -----------------------
                                                      Ralph E. McKittrick
                                                      Chief Executive Officer



Date:    January 26, 2007                      By:    /s/ George J. Coupe
                                                      -----------------------
                                                      George J. Coupe
                                                      Chief Financial Officer