Form 10KSB/A
period 2006-03-31
KINGSTON SYSTEMS INC
filed 2007-02-05
CIK 810837

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

                                                           Form 10-KSB/A Page 19

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-QSB and 10-KSB include reference to File No. 0-15840.


 (a) Exhibits
                                                                      Page
 Exhibit No.        Document                                         Number
 -----------        --------                                         ------
 3.1                The Certificate of
                    Incorporation of the
                    Registrant, filed as Exhibit
                    3(a) to Registrant's
                    Registration Statement on Form
                    S-1 (File No. 33-12019), filed
                    on February 17, 1987, as
                    amended by Amendment Nos. 1,2
                    and 3 filed on March 25, April
                    3 and April 7, 1987,
                    respectively (the "S-1
                    Registration Statement"), is
                    incorporated herein by
                    reference.
 3.2                The By-Laws of the Registrant,
                    filed as Exhibit 3(b) to the
                    Registrant's S-1 Registration
                    Statement, is incorporated
                    herein by reference.
 14                 The Code of Ethics of the
                    Registrant, filed as Exhibit 14
                    to the Registrant's March 31,
                    2005 Form 10-KSB, is
                    incorporated herein by
                    reference.
 15*                Triangular Gimbal, Patent No: US 6,240,799
                    B1 and Systems and Methods Employing a
                    Rotary Track, Patent No: US 6,196,081 B1
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