Form 10QSB
period 2006-12-30
KINGSTON SYSTEMS INC
filed 2007-02-20
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                For the Quarterly Period Ended December 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


       Title of Class                   Number of Shares Outstanding
-----------------------------           -----------------------------
Common Stock
(par value $0.01 per share)             5,601,140 as of February 16, 2007

                                      INDEX                   Form 10-QSB Page 1

                                                                          Page
                                                                         Number
                                                                         ------

     PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of
   December 30, 2006 and March 31, 2006                                     2
Unaudited Condensed Consolidated Statements of Operations for the
   Three and Nine Months Ended December 30, 2006 and
   December 31, 2005                                                       3-4
Unaudited Condensed Consolidated Statements of Cash Flows for the
   Nine Months Ended December 30, 2006 and
   December 31, 2005                                                        5
Notes to the Unaudited Condensed Consolidated Financial Statements         6-10

Item 2. Management's Discussion and Analysis or Plan
   of Operations                                                          11-17

Item 3. Controls and procedures                                             17


     PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   18

Item 2. Unregistered Sales of Equity Securities                             18

Item 3. Defaults Upon Senior Securities                                     18

Item 4. Submission of Matters to a Vote of Security Holders                 18

Item 5. Other Information                                                   18

Item 6. Exhibits and Reports on Form 8-K                                  18-19

Signatures                                                                  19

Exhibits                                                                  20-23

                                                              Form 10-QSB Page 2

ITEM 1: FINANCIAL STATEMENTS

                             KINGSTON SYSTEMS INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             December 30,       March 31,
                                                                                                 2006             2006
                                                                                             ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                    $     13,870     $     19,722
Accounts receivable                                                                                80,117          138,542
Inventory                                                                                         162,376          291,391
Related party leases, current portion                                                              18,001           13,636
Related party receivable                                                                           57,632               --
Other current assets                                                                                8,578            2,692
                                                                                             ------------     ------------
TOTAL CURRENT ASSETS                                                                              340,574          465,983

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $13,721
  and $6,221 as of December 30, 2006 and March 31, 2006, respectively                              34,636           25,946
Software, net of accumulated amortization of $1,702 and $1,098
  as of December 30, 2006 and March 31, 2006, respectively                                            229              834
Software development costs, net of accumulated amortization of $24,180
  and $9,701 as of December 30, 2006 and March 31, 2006, respectively                             131,507          145,986
Security deposits                                                                                  12,000           12,000
Related party leases, non-current portion                                                          32,194           38,500
                                                                                             ------------     ------------
TOTAL ASSETS                                                                                 $    551,140     $    689,249
                                                                                             ============     ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                             $     68,281     $    149,511
Accrued expenses                                                                                   44,437           42,737
Deferred revenue                                                                                   85,168          179,480
Capitalized lease obligations, current portion                                                     21,309           16,520
Credit card advances, related party                                                                82,401           80,263
Credit card liability                                                                              57,632               --
Related party advances                                                                            519,633           62,549
Note payable, including accrued interest of $336,611                                                   --        1,836,752
Judgment payable, including accrued interest of $662,010 and $638,123
  as of December 30, 2006 and March 31, 2006, respectively                                      1,015,893          992,006
Wages payable, related party                                                                       46,300           46,300
Notes payable, related parties, current portion including accrued interest
  of $4,812 and $0 as of December 30, 2006 and March 31, 2006, respectively                        33,012           16,200
Loan payable, Flood Trust, including accrued interest of $5,984 and $0 as of
  December 30, 2006 and March 31, 2006, respectively                                              105,984          100,000
                                                                                             ------------     ------------
TOTAL CURRENT LIABILITIES                                                                       2,080,050        3,522,318

LONG TERM LIABILITIES:
Note payable, related party, non-current portion                                                   52,000           64,000
Capitalized lease obligations, non-current portion                                                 44,684           53,784
                                                                                             ------------     ------------
TOTAL LIABILITIES                                                                               2,176,734        3,640,102
                                                                                             ------------     ------------
SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares authorized; 5,601,140 shares and 4,988,889 shares
  issued and outstanding as of December 30, 2006 and March 31, 2006, respectively                  56,012           49,889
Additional paid-in capital                                                                     11,838,230       10,007,601
Accumulated deficit                                                                           (13,479,080)     (12,967,587)
Treasury stock at cost; 24,906 shares                                                             (40,756)         (40,756)
                                                                                             ------------     ------------
Total shareholders' deficit                                                                    (1,625,594)      (2,950,853)
                                                                                             ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                  $    551,140     $    689,249
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

                                                              Form 10-QSB Page 3

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                 -----------------------------
                                                 December 30,      December 31,
                                                     2006             2005
                                                 ------------     ------------
Revenue                                          $    273,318     $    386,644
Cost of sales                                         188,429          265,575
                                                 ------------     ------------
Gross profit                                           84,889          121,069
                                                 ------------     ------------
Operating expense:
Selling                                                25,901            7,365
General and administrative                            196,750           60,835
Research and development                               25,533            9,339
                                                 ------------     ------------
Total operating expense                               248,184           77,539
                                                 ------------     ------------
Operating income (loss)                              (163,295)          43,530
                                                 ------------     ------------
Other expense:
Interest expense                                      (16,519)         (10,202)
                                                 ------------     ------------
Total other expense                                   (16,519)         (10,202)
                                                 ------------     ------------

Net income (loss) before provision
for income taxes                                     (179,814)          33,328

Provision for income taxes                                 --               --
                                                 ------------     ------------

Net income (loss)                                $   (179,814)    $     33,328
                                                 ============     ============
Basic and diluted income (loss)
per share                                        $      (0.03)    $       0.01
                                                 ------------     ------------
Weighted-average number of
common shares outstanding                           5,601,140        5,601,140
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

                                                              Form 10-QSB Page 4

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        NINE MONTHS ENDED
                                                 ------------------------------
                                                 December 30,     December 31,
                                                     2006             2005
                                                 ------------     ------------
Revenue                                          $    427,478     $    405,619
Cost of sales                                         332,547          270,312
                                                 ------------     ------------
Gross profit                                           94,931          135,307
                                                 ------------     ------------
Operating expense:
Selling                                                58,129           15,678
General and administrative                            387,741          121,150
Research and development                              115,444           16,102
Goodwill impairment                                        --        1,787,431
                                                 ------------     ------------
Total operating expense                               561,314        1,940,361
                                                 ------------     ------------
Operating loss                                      (466,383)      (1,805,054)
                                                 ------------     ------------
Other expense:
Interest expense                                      (45,110)         (26,862)
                                                 ------------     ------------
Total other expense                                   (45,110)         (26,862)
                                                 ------------     ------------

Net loss before provision
for income taxes                                     (511,493)      (1,831,916)

Provision for income taxes                                 --               --
                                                 ------------     ------------

Net loss                                         $   (511,493)      (1,831,916)
                                                 ============     ============
Basic and diluted loss
per share                                        $      (0.09)    $      (0.35)
                                                 ------------     ------------
Weighted-average number of
common shares outstanding                           5,601,140        5,291,675
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

                                                              Form 10-QSB Page 5

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED
                                                                  -----------------------------
                                                                  December 30,     December 31,
                                                                      2006             2005
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $   (511,493)    $ (1,831,916)
Adjustments to reconcile net loss to net cash
 from operating activities:
  Depreciation and amortization                                         22,583            4,403
  Changes in assets and liabilities:
   Impairment of goodwill                                                   --        1,787,431
   Accounts receivable and other current assets                         54,160         (101,407)
   Inventory                                                           129,015          (57,484)
   Accounts payable                                                    (81,230)          89,674
   Deferred revenue                                                    (94,312)           2,717
   Accrued expenses                                                      1,700           (3,030)
   Accrued interest on judgment and loans payable                       34,682           23,886
                                                                  ------------     ------------
NET CASH FROM OPERATING ACTIVITIES                                    (444,895)         (85,726)
                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment/software                                        (16,190)         (20,333)
Repayment of note receivable, related party                                 --           78,979
Software development                                                        --          (17,710)
Note receivable, related party                                          (1,621)              --
                                                                  ------------     ------------
NET CASH FROM INVESTING ACTIVITIES                                     (17,811)          40,936
                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party working capital advances                                 678,864               --
Payment of related party advances                                     (221,779)              --
Payments on credit card advances, related party                          2,138               --
Payments on capital lease                                               (2,369)              --
Loan payable, related party                                                 --           (9,383)
Capitalized lease                                                           --           16,853
                                                                  ------------     ------------
NET CASH FROM FINANCING ACTIVITIES                                     456,854            7,470
                                                                  ------------     ------------
Net increase (decrease) in cash                                         (5,852)         (37,320)
Cash and cash equivalents, beginning                                    19,722           38,988
                                                                  ------------     ------------
Cash and cash equivalents, ending                                 $     13,870     $      1,668
                                                                  ============     ============
Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Shares issued in acquisition of Robotics, net of cash acquired    $  1,797,764     $         --
Assumption of credit card liability from related party                  57,632               --
Assumption of capital lease from related party                           9,209               --
Reduction in capital lease liability from related party                (11,151)              --

Cash paid for interest                                            $      8,044     $      2,918
Cash paid for income taxes                                                  --               --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              Form 10-QSB Page 6

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder -- Kingston Systems Inc. ("Kingston" or the "Company") was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. From 1987 through 1988, the Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap and sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last Securities and Exchange Commission ("SEC") filing of a Form 10-Q for the period ended December 31, 1988. The Company had been inactive, with the exception of expenses accrued for professional services and interest accrued on the judgment payable (see Note
4), until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics") on August 18, 2005 for $1.00 (Robotics had issued no stock at that time and one share of common stock was issued to Kingston to effect the acquisition), making Robotics a wholly-owned subsidiary. At the time of the acquisition, Robotics was indebted to the Flood Trust (the "Trust") in the amount of $1,836,752, so the total purchase price for Robotics was $1,836,753. Shortly after the acquisition, an Exchange Agreement was signed between Kingston, Robotics and the Trust, pursuant to which the Trust was issued a $1,836,752 promissory note (the "Note") by Robotics. The Trust then assigned to Kingston its rights as payee under the Note in exchange for Kingston's agreement to issue 612,251 shares of Kingston's common stock to the Trust. Kingston, as the new payee under the Note, then cancelled the Note. The shares were issued in June, 2006 and its obligation in the amount of $1,836,752, plus interest at 8% per year commencing October, 2005, to the Trust was deemed to be outstanding indebtedness until that time.

Robotics is in the business of manufacturing robotic machinery and it has been an operating company since February 11, 2002.

The majority and controlling shareholders of the Company are the following:

       Name                     Shares        Comments
       ----                     ------        --------
       Kingston Associates        105,902     Limited Partnership 60% controlled by Ralph McKittrick, CEO of Kingston Systems
       Ralph McKittrick            32,453
       Thor Corporation         2,332,133     Thor Corporation is 100% controlled by Ralph McKittrick
       Flood Trust                612,251
       All others               2,518,401
                               ==========
       Total                    5,601,140
                               ==========

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

Basis of Presentation -- The financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished in the accompanying condensed consolidated financial statements reflects all adjustments (consisting of only normal, recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with GAAP have been omitted, pursuant to such rules and regulations. The Company's fiscal year is from April 1 through March 31 (April 1, 2006 through March 31, 2007 is referred to as fiscal 2007 in this report).

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Kingston, and its subsidiary, Robotics. These financial statements should be read in conjunction with the Company's Form 10-KSB and 10-KSB/A for the fiscal year ended March 31, 2006, on file with the SEC. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In particular, the Company's organization, nature of operations and significant accounting policies were presented in Note 1 to the financial statements in such reports. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending March 31, 2007.

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

Business Condition -- The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements for the nine month period ended December 30, 2006, the Company incurred a net loss of $511,493. As noted in the previous paragraph, the Company's subsidiary, Robotics, receives progress payments from customers that are not recognized as revenue until the product is shipped or billed as a completed unit sold. That customer prepayment liability was $74,335 at December 30, 2006 (shown as a component of "deferred revenue" on the Company's balance sheet) and reflects revenue which is expected to be recognized in the 2007 fiscal year. Nonetheless, the losses from operations and the current ratio deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales improvements, the Company may not be able to continue as a going concern and may need to curtail operations.

Accounts Receivable -- Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of December 30, 2006, management has determined that no allowance for doubtful accounts is necessary.

In November, 2006 the Company negotiated the terms of sale for segments of the Company's accounts receivable to LSQ Funding Group, L.C. ("LSQ") located in Orlando, Florida. On November 13, 2006, the first factoring transaction concluded, resulting in the Company's receipt of $48,500 as an initial payment (of approximately 80% of the approved receivables purchased) in accordance with the factoring agreement. The terms include the provision that the Company is to receive the balance of 20% of the total receivable, less applicable finance fees of 2% of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to LSQ. The $48,500 received was part of an agreement with LSQ that potentially could provide the Company up to $300,000 in funding and the agreement is for one year, renewing annually automatically. The initial receivable factored with LSQ was for a receivable on a machine that shipped earlier in November. Subsegment to December 30, 2006, the balance of the first factoring transaction was paid. The Company is required, under the terms of the agreement, to repurchase accounts receivable, in certain specified circumstances, which have been sold under the agreement. The Company does not anticipate the need to repurchase any accounts receivable it may sell under this agreement. The Company filed a Form 8-K on November 17, 2006 concerning this factoring arrangement. In the beginning of the Company's fourth quarter, the Company factored a second receivable.

Inventory -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At December 30, 2006, inventory consisted of work in process materials, capitalized labor and spare parts. Those amounts were:

Inventory as of:               December 30, 2006        March 31, 2006
                               -----------------        --------------
Work in Process                     $ 86,236               $191,941
Capitalized Labor                     47,414                 71,074
Spare Parts                           28,726                 28,376
                                    --------               --------
Total                               $162,376               $291,391
                                    ========               ========

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

Net Loss Per Share -- Basic earnings (loss) per share is calculated by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding (including 612,251 issuable shares as of December 31, 2005-see Note 2) during each period. Diluted earnings (loss) per share is identical to basic earnings (loss) per share, as the Company has no dilutive securities at this time.

                                                              Form 10-QSB Page 8

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets -- The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheet as of December 30, 2006. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the three or nine month period ended December 30, 2006.

Shipping Costs -- Costs to ship products to customers are charged to cost of sales as incurred. During the quarters ended December 30, 2006 and December 31, 2005, the Company incurred $3,567 and $7 of shipping costs, respectively. During the nine month periods ended December 30, 2006 and December 31, 2005, the Company incurred $4,035 and $1,493 of shipping costs, respectively.

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

NOTE 3 -- RELATED PARTY TRANSACTIONS

As of December 30, 2006, the Company was involved in the following related party transactions:

      o The Company has a note payable, related party, to George Coupe in the amount of $200, included in notes payable, related parties, current portion on the Company's December 30, 2006 and March 31, 2006 balance sheets. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year.

      o The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company's December 30, 2006 and March 31, 2006 balance sheets.

      o The Company, through its Robotics subsidiary, has a relationship with Holo-Dek Gaming Inc. ("Holo-Dek). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. The Company is considering acquiring Holo-Dek. As of December 30, 2006, Holo-Dek has provided working capital advances to the Company in the amount of $519,633, which is shown in current liabilities on the Company's balance sheet. As of March 31, 2006, Holo-Dek had provided the Company with $62,549 in working capital advances. The terms of the working capital advance agreement between the two companies are as follows: it is a demand note payable April 1, 2007. Subsequent to that date, the note will bear an annual interest rate of 8.0%.

      o The Company has credit card advances, related party, recorded in current liabilities on its balance sheets. Those advances are from George Coupe, President of Robotics. As of December 30, 2006 and March 31, 2006, those advances were $82,401 and $80,263, respectively. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and the "principal" balances are being repaid on a 12-month repayment schedule. The interest rates being paid to the credit card companies for the three and nine month period ended December 30, 2006 varied between 2.99 % and 24.24%. The average interest rates paid for the three and nine month periods ended December 30, 2006 were 12.56% and 9.93%, respectively.

                                                              Form 10-QSB Page 9

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      o The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation ("Hexel") originally developed the robotics technology. That corporation is still in existence, however, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property. Any enhancements/developments by Robotics to the robot technology, including software, is co-owned with Hexel through the licensing agreement. At December 30, 2006 and March 31, 2006, $18,063 and $14,135 was owed to Hexel (included in accrued expenses on the Company's balance sheet), respectively, and $1,892 and $3,928 was recorded as an expense during the three and nine months ended December 30, 2006, respectively.

      o The Company has a related party note and loan payable to the Trust, discussed in Note 4, and the Company is the lessee on three related party capital leases, discussed in Note 8.

NOTE 4 - JUDGMENT AND NOTES PAYABLE

In addition to the notes and loan payable discussed in Note 3, the current liabilities as of December 30, 2006 reflect a judgment payable of $353,883 principal and $662,010 accrued interest. On February 20, 2007, the Company entered into an agreement with the judgment creditor pursuant to which the judgment creditor agreed to release the judgment in exchange for a cash payment of $50,000 on February 21, 2007 and another within two weeks.

The Company has a note payable to the Trust for $80,000. Of that amount, $28,000 principal and $4,800 accrued interest is a current liability and $52,000 is a long term liability. This note was issued in 2002 as part of the initial capitalization of Robotics and requires yearly principal payments of $16,000 beginning in fiscal 2007 through March 31, 2011. The note was non-interest bearing through April 1, 2006 and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). The Company has not yet made a payment on this note.

The Company has a loan payable to the Trust in the amount of $100,000, plus accrued interest of $5,984, shown in current liabilities on the Company's balance sheet. This loan was made in March of 2006 and is payable on demand on or after March 31, 2007, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%.

As of March 31, 2006, the Company had a note payable to the Trust in the amount of $1,836,752, comprised of $1,500,141 principal and $336,611 of accrued interest. This note was payable upon demand. Up until October 31, 2004, the Trust invested directly into Robotics with the funds being in the form of debt that was converted to stock. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004. There was no further interest accrual after October 31, 2004, by mutual agreement. After October 31, 2004, the Trust invested into Holo-Dek who in turn funded Robotics on an as needed basis through the working capital advance account. This note was exchanged for common stock of Kingston in June, 2006. This note is shown in current liabilities on the Company's March 31, 2006 balance sheet.

See Note 8 regarding the Company's capital lease obligations.

NOTE 5 -- INTANGIBLE ASSETS

The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheets as of December 30, 2006 and March 31, 2006. This robotic software is a long-term asset and is the Robotics-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Corporation (see Note 3), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the three or nine month period ended December 30, 2006 and management believes that the value of the software is not impaired at December 30, 2006. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 6 -- SHAREHOLDERS' DEFICIT

At December 30, 2006, the Company had 5,601,140 shares of common stock issued and outstanding. At March 31, 2006, the Company had a total of 5,601,140 shares of stock, comprised of 4,988,889 shares issued and outstanding and 612,251 shares issuable (see Note 2). At December 30, 2006 and March 31, 2006, the Company had 10,000,000 shares authorized with a par value of $0.01. At December 30, 2006 and March 31, 2006, the Company had $11,838,230 and $10,007,601 in
additional paid-in capital, respectively, and an accumulated deficit of $13,479,080 and $12,967,587, respectively. At December 30, 2006 and March 31,
2006, the Company had 24,906 shares of treasury stock, valued at its cost of $40,756.

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

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company's Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The lease was executed in 2002 and the term of the lease is five years, ending March 31, 2007. The lease includes a base rent and common area/maintenance payment. The lease does not have a renewal clause for the period subsequent to March 31, 2007. Therefore, the Company is reviewing its options for office space upon expiration of the lease. It is likely that the Company will negotiate a month to month lease with the current landlord. As discussed in Note 3, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage. The Company's share of the leasing costs for the three and nine month periods ended December 30, 2006 were $8,421 and $25,263, respectively.

Capital Leases

In November of 2005, the Company executed a capital lease for manufacturing equipment in the amount of $19,766. As of December 30, 2006, accumulated depreciation on the equipment was $3,530 and the net book value was $16,236.

The Company's Robotics subsidiary is the named lessee on three leases used to acquire equipment for Holo-Dek (see Note 3). The Company has ultimate responsibility to make all payments regarding the leases. A total of $61,522 of equipment was acquired. The leases are reflected on the Company's balance sheet as a related party lease asset and a capitalized lease obligation.

Credit Cards

The Company's Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek (see Note 3). As of December 30, 2006, the balances on those credit cards totaled $57,632 and are recorded as a related party receivable and a credit card liability on the Company's balance sheet.

NOTE 9 -- PRO-FORMA RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the nine month period ended December 31, 2005, identifying the impact of the acquisition of Robotics, as if it had taken place effective April 1, 2005.

Pro-forma Income Statement               Nine Months Ended
                                         December 31, 2005
                                         -----------------

Revenue                                     $   416,629
Cost of sales                                   290,189
                                            -----------
Gross profit                                    126,440
Expense                                       2,057,120
Other expense                                    29,991
Net loss                                    $(1,960,671)
                                            ===========
Basic and diluted loss per share            $     (0.35)

Weighted-average common shares                5,601,140
outstanding

Included in the expense is a goodwill impairment charge of $1,787,431. Included in the weighted-average common shares outstanding is the 612,251 shares of issuable stock, discussed in Notes 1 and 2.

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

Overview

Management's plan of operations for the next twelve months is to expand Robotic's business, increasing revenue volume and improving operating margins, in order to reduce, and eventually eliminate, its historical net losses. There are current activities that are critical to successfully achieving that plan. The Company is working to sell a new robot application, consisting of a hexapod-mounted water jet cutter ("Hex-A-Jet"), into markets that have been previously untapped for robot sales. The Company has identified an opportunity to become a significant supplier of robots to Holo-Dek, which will use those robots in their planned build-out of video gaming centers. The Company has been considering acquiring Holo-Dek as part of its business expansion plan.

The Company is also evaluating its cost structure and robot designs in order to minimize cost of sales for each robot sale. A good portion of that cost reduction is expected to come from cost savings related to volume purchases of fabrications and purchased parts. An additional component of cost reduction may result from research and development, as the Company continues to focus on standardization, in order to reduce or eliminate non-recurring engineering and design costs, and to develop new applications and additional markets for existing robot designs. In addition, the Company has recently designed a hexapod that employs slides instead of carriages around a ring, or actuators and integral electromechanical systems, eliminating the need for a large and expensive control cabinet that currently is situated near each robot, with control and power cables connecting the cabinet to the robot. As a result of this new design, this system is expected to be produced at a much lower cost than any robot the Company has ever made before, with significantly expanded market opportunities due to the lower prices that will now be possible for this new type of hexapod.

The Company is currently reliant upon working capital loans that originate primarily from the Flood Trust through its investments and loans to Holo-Dek which, in turn, are provided to the company to offset the Company's operating income deficiency. Although this funding source has proven reliable in the past (as the Trust, previously a significant provider of funding directly to Robotics, is also a significant provider of funding to Holo-Dek), there is no guarantee that this funding source will continue to be available for the next twelve months. The Company is also continuing to seek private investments from other sources, but presently has no definitive agreements in place with respect to obtaining such investments.

All of the aforementioned plans are highly uncertain and there can be no assurance that management's plan of operations will be successful. Should the Company not be able generate the funding necessary to meet its obligations on a timely basis, the Company may not be able to continue as a going concern and may need to curtail or cease operations.

Plan of Operations

As discussed in Note 1 and below in the Management's Discussion and Analysis, Kingston was a dormant company from 1988 until, in August of 2005, Kingston acquired Robotics in an attempt to revive itself. Robotic's business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotic's robot products are unique in the industry because they are more technologically advanced than potential competitor's products.

The Company's head of sales is focused on selling robots into a number of venues. In existing markets, such as universities using the robots for bio-medical research, the Company is approaching existing customers for additional orders and exploring opportunities to sell products to other universities. But, the Company feels that its ability to achieve profitability is contingent upon new products and applications in new markets. The Company's P3000 Water-Jet Cutter is a new product, (the water jet cutter is more accurate than the current devices in use and handles 5 axis work, which is currently rare in the industry), being direct-marketed at this time primarily to the heavy equipment industry and to defense contractors. Robotics has produced a special R 2000 machine for Holo-Dek. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek to integrate the simulator platform with different video games for the amusement of its customers. Robotics hopes to offer a similar product to companies involved with flight training for small aircraft. Finally, the Company is exploring new applications in the automotive parts and assembly markets.

Robotics also intends to adopt a strategy of pursuing the licensing of its core technology to strategic alliance partners. To date, no potential partners have signed a strategic partnership agreement with the Company. The plan is to have these partners manufacture and distribute entire machines, or Robotics may elect to provide only the core components. Robotics intends to be the primary provider of six degrees of freedom parallel platform manipulator robots to various new applications. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, Robotics hopes to gain rapid worldwide recognition.

Given that the Company has limited funds available at this time, extensive marketing of its products is only in the planning stages. The Company currently uses its head of sales, its web site and business contacts to market its products. The Company plans to develop more extensive use of print advertising and display its products at numerous industry conferences if improved sales provide additional funding.

                                                             Form 10-QSB Page 12

Ongoing research and development is a priority of the Company, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing, defense, R&D and other commercial settings. Currently, the Company's engineers are focusing on a number of different arenas for research and development efforts. First, the Company will continue to work on the software algorithms to expand the applications and industries served by the company. Second, the Company is exploring ways to improve upon the robot leg actuators purchased by developing new designs with its suppliers and manufacturing partners. This will allow the Company's machines to achieve greater accuracy and allow the Company to purchase lower cost components when purchasing in larger volumes. Third, the Company is planning to use one of its platforms as a simulator for both the small aircraft flight training industry, as well as an interactive ride for video game entertainment. The research and development effort will seek to create the tools necessary for game developers and flight schools to integrate their current or future software products with the Company's simulator.

Another area of research and development on which Robotics is focused on perfecting is the software and hardware capabilities of the R Series line for Robotic's bio-medical opportunities. The main concentration has been implementing a dual encoder set-up on the motors to allow for precise motion under heavy and varied load, coupled with a software interface that allows communication directly with Math Lab and the Lab View products (which are standard in this industry).

On the P Series line, Robotics has focused on improving the joint retaining rings and sockets for improved accuracy, manufacturability and ease of assembly.

In regards to the Company's Robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees. If one or more of the above noted plans is successful (there can be no assurance that management's plan of operations will be successful) and sales increase significantly,the Company would have to expand resources. Until sales improve, the Company is reliant upon working capital advances from the Flood Trust (through the Trust's investments in Holo-Dek) and other less significant sources of funding, to maintain its liquidity and continue operations. If such advances cease or are reduced, the Company would be forced to contract resources.

Results of Operations

Summary

Kingston was incorporated in 1983 and re-incorporated in Delaware in 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and subsequently made its last SEC filing of a 10-Q for the period ended December 31, 1988. The Company had been inactive since that date, with the exception of the expenses accrued for professional services and interest on a judgment payable. Subsequent to that date, on August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston (see Note 2). The following Management's Discussion and Analysis or Plan of Operations includes Robotics from August 18, 2005 forward, which affects period over period comparisons.

During the three and nine month period ended December 30, 2006, the Company focused a significant amount of resources on developing its Robotics business. The Company focused its engineering staff on research and development, exploring new methods of utilizing the Company's products in a variety of industries. In addition to the Company's small Robotic's sales staff, the Company took advantage of its relationship with Holo-Dek and utilized some of their staff to assist in the Robotic's sales programs. These increases in personnel usage also increased related general and administrative expenses. During the prior year period, a number of the Robotics employees were assisting Holo-Dek in the development of its business, which resulted in lower Robotics costs in the prior year.

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

The Three Months Ended December 30, 2006 Compared to the Three Months Ended December 31, 2005

Revenues for the third quarter of fiscal 2007 and 2006 were $273,318 and $386,644, respectively, reflecting solely the revenues of Robotics in both periods. Equipment sales were $263,040 and $383,391 in the third quarters of fiscal 2007 and 2006, respectively. In each quarter, two robots were shipped. In both quarters, $2,083 of the total revenue was related to the amortization of service agreement revenue. The remaining revenue reflects service-related charges. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed or shipped. As of December 30, 2006, that liability was $74,335. It is likely that the December 30, 2006 liability will be recognized as revenue during the fourth quarter of the Company's 2007 fiscal year. As of December 30, 2006, the Company had no progress payments not yet invoiced on robots in process.

                                                             Form 10-QSB Page 13

Cost of sales was $188,429 and $265,575 for the third quarters of fiscal 2007 and 2006, respectively. Cost of sales, as a percentage of revenue, was equivalent to the prior year period. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic's customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of December 30, 2006, the Company's inventory was $162,376, which reflects $133,650 of customer related inventory. It is expected that the majority of December 30, 2006 customer related inventory will be recognized as cost of sales in the fourth quarter of the Company's 2007 fiscal year.

Selling expenses for the third quarters of fiscal 2007 and 2006 reflect solely the expenses of Robotics. The Company's expenses were $25,901 and $7,365 respectively, which were comprised primarily of salaries related to the selling of Robotic's products. The reason for the increase over the prior year period was primarily due to additional usage of Holo-Dek resources by Robotics.

General and administrative expenses were $196,750 and $60,835 in the third quarters of fiscal 2007 and 2006, respectively. For the third quarter of fiscal 2007, the amount consisted of accounting and audit expenses of $61,890, engineering related expenses of $30,253, other payroll related expenses of $22,734, legal expenses of $19,460, rent and utility expenses of $14,118, insurance expenses of $21,491 and stockholder relations costs of $12,001. The remaining expenses of $14,803 were for travel, depreciation and other costs. Included in the third quarter 2007 legal and accounting and audit costs were previous quarter adjustments. For the third quarter of fiscal 2006, the amount consisted of engineering related expenses of $29,299, $11,586 of other payroll related expenses, rent and utility expenses of $4,571 and insurance expenses of $4,105. The remaining expenses of $11,274 were for travel, depreciation and other costs. The year over year increase in other payroll related expenses and rent and utility expenses was primarily due to additional usage of Holo-Dek resources by Robotics. The increase in legal and accounting and audit expenses was primarily due to previous quarter adjustments and, to a lesser degree, the more significant usage of those types of services to support the Company's SEC requirements.

Research and development expenses were $25,533 and $9,339 for the third quarters of fiscal 2007 and 2006, respectively. In both quarters, those costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic's products. The increase over the prior year period was primarily due to the allocation of a higher proportion of engineering time to research and development during the third quarter of 2007, compared with the third quarter of 2006.

Interest expense for the third quarters of fiscal 2007 and 2006 was $16,519 and $10,202, respectively, which reflects interest related to the judgment payable and, to a lesser degree, the notes payable, related parties, the costs related to the factoring of the receivables and the credit card advances, related party. The increase over the prior year period was primarily due to the costs related to the factoring of the receivables, the addition of the interest on the two notes payable from the Trust (see Note 4) and, to a lesser degree, the increase in finance charges on the credit card advances, related party (higher average rates).

The Company's loss for the third quarter of fiscal 2007 was $179,814 and the Company's income for the third quarter of fiscal 2006 was $33,328. These resulted in a per share loss of $0.03 and a per share earnings of $0.01 in the third quarters of fiscal 2007 and 2006, respectively. The losses in the third quarter of 2007 resulted from the increase in general and administrative expenses (as discussed previously) and, to a lesser degree, a revenue level insufficient to cover the fixed costs of operations.

The Nine Months Ended December 30, 2006 Compared to the Nine Months Ended December 31, 2005

Revenues for the first nine months of fiscal 2007 and 2006 were $427,478 and $405,619, respectively, reflecting solely the revenues of Robotics in both periods. In the first nine months of 2007 and 2006, $7,083 of the total revenue was related to the amortization of service agreement revenue. During the first nine months of fiscal 2007, the Company completed three major projects and recognized the sales for those projects. The Company completed two major projects in the first nine months of 2006. Additionally, the Company had sales due to smaller projects, such as frames and repairs. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed or shipped. As of December 30, 2006, that liability was $74,335. It is expected that the December 30, 2006 liability will be recognized as revenue during the fourth quarter of the Company's 2007 fiscal year. As of December 30, 2006, the Company has $0 in progress payments not yet invoiced on robots in process.

Cost of sales was $332,547 and $270,312 for the first nine months of fiscal 2007 and 2006, respectively. For the first nine months of 2007, cost of sales was higher as a percentage of revenue than in the prior year period. This was primarily due to increased period costs (inpart due to an increase in production related staff) on lower revenue. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic's customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of December 30, 2006, the Company's inventory was $162,376, which reflects $133,650 of customer related inventory. It is expected that the majority of the December 30, 2006 customer related inventory will be recognized as cost of sales in the fourth quarter of the Company's 2007 fiscal year.

Selling expenses for the first nine months of fiscal 2007 and 2006 reflect solely the expenses of Robotics. The Company's expenses were $58,129 and $15,678, respectively, which were comprised primarily of salaries related to the selling of Robotic's products. The reason for the increase over the prior year period was primarily due to additional usage of Holo-Dek resources by Robotics and, to a lesser degree, the impact of the Robotics acquisition occurring on August 18, 2005.

                                                             Form 10-QSB Page 14

General and administrative expenses were $387,741 and $121,150 in the first nine months of fiscal 2007 and 2006, respectively. For the first nine months of fiscal 2007, the amount consisted of engineering related expenses of $101,727, $64,688 of other payroll related expenses, accounting and audit expenses of $64,206, rent and utility expenses of $41,731, insurance expenses of $29,519, stockholder relations expenses of $25,126, legal expenses of $20,959 and travel expenses of $16,044. The remaining expenses of $23,741 were for depreciation, office expenses and other costs. For the first nine months of fiscal 2006, that amount consisted of $25,000 for professional services related to Kingston, engineering related expenses of $49,870, $16,351 of other payroll related expenses, rent and utility expenses of $10,462 and insurance expenses of $6,510. The remaining expenses of $12,957 were for consulting, travel, depreciation and other costs. The year over year increase in each group of expenses was primarily due to the more significant usage of accounting and audit, legal and stockholder relations services to support the Company's SEC requirements, additional usage of Holo-Dek resources by Robotics and, to a lesser degree, the impact of the Robotics acquisition in August of 2005.

Research and development expenses were $115,444 and $16,102 for the first nine months of fiscal 2007 and 2006, respectively. In both periods, those costs were primarily engineering salary costs related to the continuing development of Robotic's products. The increase over the prior year period was primarily due to the allocation of a higher proportion of engineering time to research and development during the first nine months of 2007, compared with the first nine months of 2006 and, to a lesser degree, the impact of the Robotics acquisition in August, 2005.

The Company incurred a goodwill impairment charge of $1,787,431 in the second quarter of fiscal 2006. This charge was related to the acquisition of Robotics and represents the purchase price paid in excess of the fair value of the net assets of Robotics.

Interest expense for the first nine months of fiscal 2007 and 2006 was $45,110 and $26,862, respectively, which reflects interest related to the judgment payable and, to a lesser degree, the notes payable, related parties, and the credit card advances, related party. The increase over the prior year period was primarily due to the addition of the interest on the two notes payable from the Trust (see Note 4) and, to a lesser degree, the increase in finance charges on the credit card advances, related party (higher average rates) and the costs related to the factoring of receivables.

The Company's losses for the first nine months of fiscal 2007 and 2006 were $511,493 and $1,831,916, respectively, which resulted in a per share loss of $0.09 and $0.35 in the first nine months of fiscal 2007 and 2006, respectively. Included in the first nine months of fiscal 2006 was a goodwill impairment charge of $1,787,431 related to the acquisition of Robotics. The losses in both periods resulted from a revenue level insufficient to cover the fixed costs of the operations.

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

During the first nine months of fiscal 2007, net cash used by operations was $444,895, compared with $85,726 in the prior year period. In the first nine months of fiscal 2007, the net loss and the reduction in payables and deferred revenue was partially offset by the reduction in inventory and accounts receivable, resulting from the completion of three major projects during that period. In the prior year period, the net loss (excluding the impact of the goodwill impairment charge) plus the increase in accounts receivable and inventory was partially offset by the increase in accounts payable, both primarily related to a major project in process, recognized as revenue in the fourth quarter of 2006.

Net cash used in investing activities was $17,811 for the first nine months of fiscal 2007, compared with net cash provided of $40,936 for the prior year period. The use of funds in the first nine months of fiscal 2007 was primarily due to equipment purchases of robot testing equipment. Cash received in the prior year period was from the repayment of a note receivable from Holo-Dek, a related party, partially offset by purchases of equipment and capitalized labor used for the software development asset.

Cash provided by financing activities was $456,854 for the first nine months of fiscal 2007, compared with net cash provided of $7,470 for the first nine months of fiscal 2006. The source of cash in 2007 was primarily from advances from Holo-Dek, a related party, while the source of cash in 2006 was due to the assumption of a capitalized lease, partially offset by payments made on a loan payable, related party. In November, 2006, the Company negotiated a receivable factoring agreement. The Company has received 80% of its outstanding receivable balance up front, less applicable fees, and subsequent to December 30, 2006, received the remaining 20% payment by the factoring company. In the beginning of the Company's fourth quarter, the Company factored a second receivable.

The Company's cash and cash equivalents of $13,870 as of December 30, 2006, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. Such financing has been obtained in the past from the Trust, along with the sale of the Company's robots. In addition, the Company is continuing to pursue its interests in Holo-Dek, also discussed in Note 3, along with a focus on increasing revenue through an increased level of sales of robotic products. As mentioned in Note 1, the Company is actively pursuing additional sources of funding.

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company's future operations. Should that occur, the Company may need to cease or curtail its operations.

                         Off Balance Sheet Arrangements

As of December 30, 2006, the Company had no off balance sheet arrangements with any parties.

                                                             Form 10-QSB Page 15

                               Legal Contingencies

The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At December 30, 2006, there were no outstanding legal proceedings, nor are there any reserves established. As discussed in Note 4, in April 1988, a judgment was entered against the Company.

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


In July 2006, the FASB issued Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on the Company's financial statements.

                                                             Form 10-QSB Page 16

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements.". This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether this standard will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans" -- which amends SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", SFAS No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 132(R) " Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. In addition, this statement will require disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year's net periodic benefit cost. This standard is effective for all financial statements issued for fiscal years ending after December 15, 2006 and retrospective application of this standard is not permitted. This standard will not have an effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The Company does not expect this standard to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company does not expect this standard to have a material effect on its financial statements.

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

                                                             Form 10-QSB Page 17

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of December 30, 2006. Based upon this evaluation and after a review of the deficiencies discussed below, management, including the Chief Executive Officer and Principal Financial Officer, have concluded that the Company's disclosure controls and procedures are effective as of December 30, 2006.

The deficiencies in the Company's internal control over financial reporting in connection with the Company's filing of its 10-KSB for the period ended March 31, 2006 related primarily to the failure to properly measure and disclose the provision for income taxes, certain debt disclosures and certain cash flow transactions. The deficiencies were detected in the evaluation process and the transactions were appropriately recorded and disclosed in that Form 10-KSB. In addition, all three deficiencies were immaterial and, had they been undetected, they would not have impacted the Company's statements of operations. Nevertheless, the Company has improved its internal control over financial reporting, in an effort to resolve these deficiencies through improved supervision and training of the accounting staff, as well as the hiring of a CPA as the accounting manager in September, 2006. Also, because the interim reporting on Form 10-QSB is not a full presentation, certain disclosures required for the annual reporting are not present in the interim reporting. The Company's management and directors will continue to work with its auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective for the upcoming annual period.

Based on the matters identified above, the Company's Chief Executive Officer/Principal Financial Officer concluded that the Company's disclosure controls and procedures are believed to be effective. These deficiencies have been disclosed to the Company's Board of Directors.

Changes in internal control over financial reporting

As noted above, the Company has improved its internal control over financial reporting, in an effort to resolve these deficiencies through increased management involvement and improved supervision and training of the accounting staff, plus the hiring of a CPA as accounting manager. The Company's management and directors will continue to work with its auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective for the upcoming annual period.

                                                             Form 10-QSB Page 18

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 1988, a judgment was entered against the Company in the amount of $353,883. The Company's current liabilities balances at December 30, 2006 and March 31, 2006 reflect the $353,883 principal, plus accrued interest of $662,010 and $638,123, respectively. Subsequently, on April 6, 2006, the Company agreed to settle this judgment. This settlement is discussed in Note 4.

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

                                                             Form 10-QSB Page 19

b) REPORTS ON FORM 8-K

Kingston Systems Inc. filed a Current Report on Form 8-K/A on September 20, 2006. That report provided financial and business information on Parallel Robotics Systems, Inc., required as a result of the acquisition of Parallel Robotics Systems, Inc. by Kingston Systems Inc.

Kingston Systems Inc. filed a Current Report on Form 8-K on November 17, 2006. That report discussed the terms of sale for segments of the Company's accounts receivable to LSQ Funding Group, L.C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KINGSTON SYSTEMS INC.


Date: February 20, 2007         By:    /s/ Ralph E. McKittrick
                                       -----------------------
                                       Ralph E. McKittrick
                                       Chief Executive Officer



Date: February 20, 2007         By:    /s/ George J. Coupe
                                       -----------------------
                                       George J. Coupe
                                       Chief Financial Officer