Form 10KSB
period 2007-03-31
KINGSTON SYSTEMS INC
filed 2007-07-16
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

The Issuer's revenues for the fiscal year ended March 31, 2007 were $604,221.

The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of July 12, 2007, was $2,518,401. Shares of common stock held by each executive officer and director, and by certain persons who own 5% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer's common stock, $0.01 par value, outstanding on July 12, 2007: 5,576,234


Documents Incorporated by Reference: Certificate of Incorporation, By-laws and Code of Ethics.

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                TABLE OF CONTENTS

                                                                         Page
                                     PART I                            Number(s)
                                                                       ---------

Item 1.  Description of Business                                          2-8
Item 2.  Description of Property                                           8
Item 3.  Legal Proceedings                                                 8
Item 4.  Submission of Matters to a Vote of Security Holders               8

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder                  8
         Matters
Item 6.  Management's Discussion and Analysis or Plan                    8-14
         of Operations
Item 7.  Consolidated Financial Statements                                14
Item 8A. Controls and Procedures                                          15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act               16-17
Item 10. Executive Compensation                                           17
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                      17-18
Item 12. Certain Relationships and Related Transactions                   18
Item 13. Exhibits                                                         19
Item 14. Principal Accountant Fees and Services                           19

Signatures                                                                19

                                Form 10-KSB Page 2


                                     PART I

ITEM 1. BUSINESS

Overview


Kingston Systems Inc. ("Kingston" or the "Company") was incorporated in 1983 and re-incorporated in Delaware on January 12, 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and was dormant for an extended period, from its Securities and Exchange Commission ("SEC") filing of a Form 10-Q for the three and nine month periods ended December 31, 1988 until its filing of a Form 10-KSB for the year ended March 31, 2005. In August of 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics"), making Robotics a wholly-owned subsidiary (see Item 5 and Note 2 to the consolidated financial statements appearing elsewhere herein).

Description of the Parallel Robotics business and products

Robotics is a New Hampshire corporation headquartered in Hampton, New Hampshire. Robotics was formed in February 2002 when Robotics obtained a licensing agreement from Hexel Corporation (see Note 4 to the consolidated financial statements appearing elsewhere herein) to utilize their intellectual property to build parallel robots. Robotics is engaged in the development, manufacture and marketing, directly or through collaborations with one or more third parties, of proprietary materials handling and machine technology, and hardware and software based upon such technology, which is generally referred to as hexapod technology.

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

Hexapod robots are made up of six legs (or actuators) that cause the movements of a motion platform to occur with respect to an immobile base. For the motion platform to move, these legs are mounted into twelve joints (ball joints in the Company's current machines) that allow the six legs to change the distance between the two platforms. The six legs are generally arranged into three triangular pairs, with the top end of the three triangles, where the two legs are mounted next to each other, attached at the movable surface, i.e. the working part of the robot. If the two legs next to each other are not attached at a single joint, but to two separate joints, then there are 12 joints in the robot, with six joints (i.e. three pairs) at the top and six joints at the bottom (the Company uses ball joints for all of its current robots). The Company refers to this as a "12 node" hexapod. If, on the other hand, the two legs next to each other are attached to a single joint, then there would only be 9 nodes in this machine, with three at the top and six at the bottom. These joints (both single and paired) are also called "gimbals." The Company licenses patented technology that includes a device that allows the two top legs in each pair on a nine-node robot to share a single joint, called a "triangular gimbal" or a "bi-ball" joint. The movement of the robot's top surface can be accomplished in one of two ways in the Company's machines: the length of the legs can change (i.e. this type of leg is called an "actuator" and is used in the "P" series); or the bottom joints of each leg can be mounted on a carriage that rotates around a circular base, thereby changing the distance between the bottom joints (used in the "R" series).

Robotics' two different platforms (or models) use a programmable robotic device and the same proprietary software. The P Series, which is a conventional parallel mechanism where each of the six servo driven actuators, or legs, changes in length to create motion, has until recently come in a large and small size referred to as the P 1000 and P 2000, respectively. The Company has recently shipped a new, larger unit named the P 3000 for use in the water jet cutting industry. The R Series, which has rigid fixed length legs and derives its movement from the precise servo-driven actuation of the lower tracks around a fixed rotary track, also comes in two sizes which are referred to as the R 1000 and R 2000.

                                Form 10-KSB Page 3

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

The R Series provides precise positioning combined with an ability to provide superior stiffness, as compared to conventional "one armed" robots. In addition, the R Series also has one rotary axis with the ability to provide a much greater range of motion around this axis. The R Series product has the theoretical ability to spin infinitely around its "yaw" axis, depending on how it is built. (The P Series provides more X, Y & Z motions in a similar-sized package than the R Series. Therefore this is an application-specific choice when the customer is deciding which of these two robot types to purchase from the Company).

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

Robotics' success is heavily dependent upon proprietary technology. Robotics relies on a combination of patent, trade secret, copyright and trademark law, non-disclosure agreements and technical measures to protect its rights pertaining to such products (Robotics co-owns patents on a Triangular Gimbal, Patent No: US 6,240,799 B1 and Systems and Methods Employing a Rotary Track, Patent No: US 6,196,081 B1 for machining and manufacturing, key components of its robots). Such protection may not preclude competitors from developing products with similar features. Robotics' success will depend in part on its ability to obtain and defend United States and foreign patent protection for its products and to preserve its trade secrets. In addition to seeking patent protection, Robotics does (and will continue to) rely on contractual arrangements and trade secrets to protect proprietary technology.

Robotics holds a non-exclusive license on patents for hexapod technology. This license is irrevocable, for so long as Robotics continues to honor its payment obligations. The Company will continue to seek patent protection as new products are developed. Although patenting of Robotics' core technology is important, Robotics' largest technological advantage continues to be the interrelationship of this hardware with Robotics' proprietary software, which management believes is unique and revolutionary. For example, the large spherical joints provide the Company's products a much stiffer platform than the other hexapods. The Company is the first to employ these types of joints in this type of robotic technology. Also, they allow the Company's products to very accurately define where the exact pivotal locations of the nodes are in relation to the software's understanding of those points. To management's knowledge, the Company's competitors use gimbals or universal joints that are not able to accurately define the exact location of the nodes. Degree of accuracy is one of the most critical selling points for the Company's type of robotics products.

Management believes that even if a competitor could also obtain a non-exclusive license from the owners of Robotics' licensed technology, or otherwise lawfully reproduce any of the Robotics' hardware devices, the absence of lawful access to Robotics' proprietary software would make it extremely difficult or prohibitively expensive to render any of such devices functional at levels of performance comparable to those achieved by Robotics' devices. Management believes that the hardware devices themselves are not readily susceptible to duplication, and that the software is replete with subtleties that would be difficult to develop independently. Management believes that most parties in the market would conclude that it would be preferable simply to license Robotics' technology on a consensual basis.

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

                                Form 10-KSB Page 4

Robotics is currently assembling its platforms at its Hampton, NH facilities. These machines are manufactured and assembled with many standard parts and components. In areas where specialty parts are required, Robotics identifies three or more sources for creating these specialty parts. The purpose of three sources is to avoid sole source urgent delivery issues, as well as to have the standard purchasing practice of target pricing for best price and delivery from qualified suppliers.

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

Markets and Business Strategy

The Company's Robotics subsidiary markets its products in a number of markets, primarily the bio-medical, automotive assembly, defense, education and water-jet markets. In the biomedical market, a number of companies and universities in the United States, Canada and Germany use the Company's P and R Series equipment to manipulate and simulate cadaver or prosthetic body parts for motion studies and force feed back analysis. In the automotive market, Osram Sylvania uses the Company's P Series robots in conjunction with a vision system to position light bulbs in a high speed laser welding operation for their automotive line. In the defense market, BAE Systems and Astronics, Inc. use the Company's P and R Series products for testing functionality during rapid motion on some of their defense related products. In the water-jet market, a customer named TSM Inc. uses one of the Company's P Series units to remove the flashing from metal casings. Lastly, in the educational market, MIT uses the Company's P Series product to provide motion to test some of their new control schemes for damping vibration and motion on conventional robots during travel.

The percentage of the Company's revenues derived from each of the aforementioned markets for the year ended March 31, 2007 is as follows: Biomedical - 25.8%; Automotive - 21.9%; Defense - 26.0%; Water-jet - 19.4%; and Educational - 5.7%.

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

Serial Link 5 Axis products are also made by numerous companies such as Mori Sieki, DMG and Cincinnati Milacron. These products are very expensive and, although they provide for two of the rotations, they do not possess the ability to provide a sixth degree of freedom. Some of these are configured to provide Pitch and Yaw and some Pitch and Roll. All of the Company's robotics devices provide all three rotations-Yaw, Pitch and Roll. Similar to the 3 axis offerings, these devices are very difficult to integrate or program into the wide variety of tasks that are outside the scope of the specific applications these devices were built to perform.

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

These technological advantages give Robotics a significant competitive advantage in the marketplace. In the future, Robotics may adopt a strategy of pursuing the licensing of Robotics' core technology to strategic alliance partners. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, Robotics hopes to gain greater recognition.

                                Form 10-KSB Page 5

Robotics intends to focus on the biomedical markets. Management believes that there are no other products available in this market that can effectively perform 6 axis simultaneous movement of an end attachment or positioning platform with the same degree of reliability, repeatability and accuracy. Ongoing projects in which Robotics is also currently involved include further penetrating the automotive parts assembly markets, as well as precise positioning for defense related applications and contractors. Robotics will continue to identify, develop and deliver other innovative and cost-efficient machine hardware and software enhancements, adaptations and customized solutions utilizing its proprietary hexapod technology.

Robotics has two major revenue sources: 1. assembling and selling two standard products (the R and P Series machines) and; 2. creating custom "engineered to order" products where customers are willing to pay for the engineering and development costs. The engineered to order products are usually variations of the R and P series devices, but can also be custom devices for a customer interested in utilizing the Company's engineering expertise. The percentage of revenue from the R and P Series machines for the year ended March 31, 2007 was 53.3%. The percentage of revenue from engineered to order products for that same period was 46.7%.

Although Robotics has chosen to develop these two platforms as its initial hexapod applications, its core technology allows the development of many different types of hexapods. In addition, each of the two platforms are scalable over a very wide range of applications with the smallest standard unit in use approximately the size of a basketball and with the largest approximately the size of a large refrigerator. Robotics' technology is valuable in a wide variety of industries. Management believes that the technology can be used to develop very large machines capable of performing operations on structures such as aircraft, or much smaller machines for use in such industries as silicon wafer handling and testing. Due to the complex mathematical problems inherent in developing the software to effectively operate a hexapod, management believes that no other existing or aspiring hexapod or machine tool manufacturer has achieved workable solutions to such mathematical problems and translated such solutions into viable hexapod software.

While Robotics will most likely continue to manufacture and market biomedical testing machines, Robotics also intends to adopt a strategy of pursuing the licensing of its core technology to strategic alliance partners. These partners may manufacture and distribute entire machines, or Robotics may elect to provide only the core components. This is a strategy comparable to that of Intel Corporation, whereby Intel manufactures the chips used in most IBM compatible personal computers. Much like the "Intel Inside" concept, Robotics hopes to be the provider of 6 degree of freedom robots to various applications. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, Robotics hopes to gain greater recognition. At this time, Robotics has no strategic partnerships.

Customers

Through its Robotics subsidiary, the Company sold robots to 4 major customers for the year ended March 31, 2007. The sales to those customers accounted for approximately 85% of the period's total sales. The companies are in the water-jet, automotive, biomedical and defense industries. Those customers are:
TSM Inc., Osram Sylvania, University of Calgary and Astronics Advanced Electronics. As a note, manufacturers that use the Company's robots are Osram-Sylvania, (manufacture automotive light bulbs), Adidas and TSM (water-jet cutting in a machine shop environment).

The Company is not dependent upon these customers for future sales, in that it is unlikely that any customer in these markets (i.e. primarily research and development applications) will place a succession of repeat orders. Occasionally, one of these types of customers will buy a second or third machine, but significant additional purchases are unlikely. There are no robot order contracts in production with any of these customers at this time. There is an order from Jet Edge (related to a customer of Jet Edge in the defense industry) that was received and went into production during the first quarter of the Company's 2008 fiscal year.

In addition to the sale of robots, Robotics also receives revenue from the service of existing systems. For the year ended March 31, 2007, the Company derived 2.9% of its revenue from service of existing systems and 97.1% of its revenue from sales of its robotic products.

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

                                Form 10-KSB Page 6

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

Although the size of the hexapod robotic market is not known, it is likely that PI Instruments and Fanuc Robotics are selling more robots than Robotics per year. Robotics is likely third in this market. However, Robotics believes that its product provides for capabilities previously not available from any hexapod manufacturers in its targeted markets. The Company is seeking to introduce its products to potential customers that are not aware that there is a product that can provide a better solution. The Company's initial efforts are focused on introducing the products to the various industries' "Early Adapters". The Company then intends to expand its service and sales capability to meet the demands of the mainstream market. The three targets the Company is focused on are as follows:

     o    Custom or Flexible Manufacturing

     The Company provides an accurate and stiff motion platform that can be easily integrated to move a tool or a platform under a stationary tool. This product can be sized to fit a particular application and its accuracy, stiffness and cost can be scaled based on the application. By giving this type of flexibility to developers introducing new products, the Company can greatly decrease their time to market and the cost of integration. Currently this is a multi-billion dollar industry and the Company's product will allow for new players to enter the markets with competitive or improved products. An example of this would be the P 3000 Water-Jet Cutter "Hex-a-Jet" that Robotics helped introduce in 2006.

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

     o    Simulation

     The Company offers a unique simulator in its R 2000 platform. This patented device allows the person to spin as well as experience acceleration and inertia in their virtual experience. Along with its ability to provide extra motion, the Company's product also provides a very low cost and compact platform for testing. Currently, many of the airline companies' pilot training schools and military organizations employ simulators for training. Comparatively, the Company's device will be a very low cost, easy to integrate positioner for applications that require extensive training on a flight simulator, but don't warrant the cost of the multi-million dollar systems employed today.

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

Robotics' products use a small amount of custom components that are critical to the performance of its products. Next Move Controllers and MEI Controllers are both plug-in cards for PC's which allow the Robotics' robots to process the math and control each of the 6 axes in a coordinated fashion. Two suppliers are used and the Robotics' product is tested and developed for both. Another control manufacturer (of which there are several) could be used, but the process for porting to a new card is a significant effort. This is because each original equipment manufacturer's motion control system has to be evaluated both in terms of the availability of a very wide range of physical movements on the mechanical side, as well as the software effort on the Company's part to add the third or fourth control system to the Company's existing control software system. This software effort also includes the job of building-in proprietary software movements the Company's customers have typically come to expect in the Company's systems. The Company is continuously evaluating alternative systems and the Company is in the process of expanding robot controls from two manufacturers to three. These cards are both supplied by Target Electronic Supply Inc., a local electronics and electro-mechanical components distributor.

                                Form 10-KSB Page 7

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

Lastly, there is a manufacturer that produces the ring gear with an integrated guide rail which is used for guiding the movable tracks on the R Series robot. To date, Robotics has single sourced this activity because its source's standard product fits the Robotics application perfectly. The name of this supplier is the Bishop-Wisecarver Company. However, if this product becomes scarce or too expensive, Robotics could purchase the gear and the rail system separately from a number of manufacturers.

Research and Development

Over the last two years, Robotics has spent approximately $195,712 on research and development, primarily on engineering salaries and compensation. Additionally, Robotics employs four engineers, whose time is spent primarily on modifications requested by customers to Robotics' standard products.

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

Currently, Robotics has produced a special R 2000 machine for Holo-Dek Gaming, Inc. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek Gaming, Inc. to integrate the simulator platform with different video games in its theaters for the amusement of its customers. Robotics hopes to offer a similar product to companies working on flight training for small aircraft.

There are other research and development projects that Robotics is investigating, some resulting from customer requests.

Employees

The Company currently employs six people.

Government Regulations

The Company holds all licenses and permits necessary for the Company to operate and meet applicable United States Environmental Protection Agency standards for air and water discharge and Occupational Safety and Health Administration standards. The Company does not do any manufacturing at its facility in Hampton, New Hampshire (only assembly). The Company purchases all of the components for its products from suppliers, therefore, the Company has suffered no costs or effects as a result of environmental regulations.

Other

The audit firm of Hansen, Barnett & Maxwell, P.C., the Company's Independent Registered Public Accounting Firm, has raised substantial doubt about the Company's ability to continue as a going concern.

Recent Developments

The Company, through Robotics, has a relationship with a privately owned company named Holo-Dek Gaming, Inc. ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, of Kingston and the second largest shareholder of Holo-Dek). Holo-Dek is a startup company that intends to open and operate a number of theaters (two theaters are currently open) for video gamers. Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the "Trust"), a shareholder of the Company which has and continues to provide loans to the Company necessary to keep it in business (which loans aggregated $194,400 at March 31, 2007), is also a significant lender of working capital to Holo-Dek (which has advanced $854,848 to the Company as of March 31, 2007). The Company is considering acquiring Holo-Dek. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a

                               Form 10-KSB Page 8

viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video gamers.

ITEM 2. PROPERTIES

The Company owned no real property during the periods ended March 31, 2007 and March 31, 2006.

Robotics has a lease obligation for office space and an assembly/research and development facility in Hampton, New Hampshire. The lease was executed in 2002 and the term of the lease is for six years, ending March 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

In April 1988, a judgment was entered against the Company in the amount of $353,883. On April 6, 2006, the Company agreed to settle this judgment for a payment of $100,000. On February 21, 2007 and March 6, 2007, the Company made $50,000 payments and satisfactions of the judgment were filed shortly thereafter (this settlement is discussed in Note 5 to the consolidated financial statements appearing elsewhere herein). The Company filed a Form 8-K - Current Report on March 9, 2007 regarding this transaction. The Company's current liabilities balance at March 31, 2006 reflected the $353,883 judgment principal, plus accrued interest of $638,123. As of March 31, 2007, the judgment was removed from current liabilities and the impact of the settlement reflected in the Company's statement of operations.

There are no pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for shareholders' vote during the 2007 and 2006 fiscal years.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of July 12, 2007, the majority and controlling shareholders of the Company were the following:


Name                       Shares             Comments
----                       ------             --------
Kingston Associates          105,902          Limited Partnership 60% controlled by Ralph McKittrick,
                                              CEO of Kingston Systems
Ralph McKittrick              32,453
Thor Corporation           2,332,133          Thor Corporation is 100% controlled by Ralph McKittrick
Flood Trust                  612,251          See Note 2 to the Company's consolidated financial statements appearing elsewhere herein
All others                 2,518,401
                           ---------

Total                      5,601,140
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

Currently, the Company's common stock is publicly traded on the pink sheets. The Company's stock symbol is KSYT.

The Company currently has no compensation plans or employee benefit plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. In addition, at March 31, 2007, the Company's auditors, Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, raised substantial doubt about the Company's ability to continue as a going concern. As previously mentioned, the Company was inactive from 1988 until its acquisition of Robotics in August, 2005.

The Company's fiscal year is from April 1 through March 31.

                                Form 10-KSB Page 9

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

o Inventory Valuation - Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value is less than the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory.

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

Plan of Operations

As discussed in Item 1 and below in the Management's Discussion and Analysis, Kingston was a dormant company from 1988 until, in August of 2005, Kingston acquired Robotics in an attempt to revive itself (see Note 2 to the consolidated financials statements appearing herein elsewhere). Robotics' business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotics' robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek, a startup gaming business, which could provide another market for Robotics' products (see Item 1, "Recent Developments"). The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video gamers.

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

                               Form 10-KSB Page 10

The Company's head of sales is focused on selling robots into a number of industries. In the Company's existing markets, such as universities (using the Company's robots for bio-medical research) and in the automotive industry (using the Company's robots for parts assembly), the Company is approaching existing customers for additional orders and exploring opportunities to sell products to other such universities and automotive companies. The Company's P 3000 Water-Jet Cutter is a new product, (the water jet cutter is an accurate and rapid metal cutting device that, when coupled with the Company's robot, can perform multi axis cutting, which is currently rare for flash removal in the casting industry), being direct-marketed at this time primarily to the automotive, heavy equipment, and defense industries and to the metal casting companies serving those industries. Robotics has produced a special R 2000 machine for Holo-Dek Gaming. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek to integrate its robotic simulator platform with different video games for amusement and educational training. Robotics also intends to pursue channel sales through machine tool integrators and distributors.

The Company currently uses its head of sales, its web site and business contacts to market its products. The Company plans to develop more extensive use of print advertising and substantially increase the display of its products at numerous industry tradeshows and conferences once improved sales provides additional funding.

In regards to the Company's Robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees. The Company does anticipate that if a number of the above noted opportunities are realized, it will have to expand resources. Until sales improve, the Company is reliant upon working capital advances from Holo-Dek (through the Flood Trust's investments in Holo-Dek) to maintain its liquidity and continue operations. The Company intends to expand its accounts receivable funding contracts to include new loan programs that will give it the ability to finance purchase orders.

The Company's business plans call for sales to improve significantly during the twelve month period ending March 31, 2008, when compared to the year-ended March 31, 2007. The costs of goods sold percentage of revenue associated with those sales is planned to be at or better than the Company's percentage for the year ended March 31, 2007. The Company does not know that the orders generating those sales will ever be realized. The Company may also find that the cost of materials and services to produce the future orders envisioned in the plan will exceed the estimates now in the plan. As a result of both of these uncertainties, the estimated future sales could be lower than planned and the estimated future costs higher than planned, or both - perhaps by a significant amounts.

Although there has been a stable funding base for Robotics through the Trust and other sources of capital, along with revenue from the sales of its robots, management believes that it is necessary to obtain additional capital investment, through either the public or private markets, in order to allow the Company to expand its robotics business, invest in strategic opportunities, achieve overall profitability and provide cash flow self-sufficiency. Management is striving to obtain additional funding, but there can be no assurance that management will succeed in a timely fashion. If additional funding is not obtained, the Company may need to curtail operations (the Company is, has been, and is currently reliant upon the Flood Trust for the majority of its working capital financing).

Results of Operations

Summary

Kingston was incorporated in 1983 and re-incorporated in Delaware in 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and was dormant for an extended period, from its SEC filing of a Form 10-Q for the three and nine month periods ended December 31, 1988 until its filing of a Form 10-KSB for the year ended March 31, 2005. Subsequent to that date, the Company has made an acquisition, which is discussed in detail in Note 2 to the Company's consolidated financial statements contained elsewhere herein. On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston. Robotics financials are included in the subsequent discussion from August 18, 2005 forward.

The Year Ended March 31, 2007 as compared to the year ended March 31, 2006

Revenues for the 2007 fiscal year were $604,221, reflecting solely the revenues of Robotics. During the period, the Company completed four major projects and recognized $486,053 in sales for those projects. The Company had an additional $100,195 in revenues for smaller projects and $17,973 in revenues from repairs/maintenance and service contract revenue amortization. Revenues for the 2006 fiscal year were $630,575, reflecting solely the revenues of Robotics. During the period, the Company completed three major projects and recognized $566,517 in sales for those projects. The Company had an additional $64,058 in revenues from repairs/maintenance, frame sales and service contract revenue amortization.

The Company categorizes all pre-shipment progress payments from the customers on the balance sheet as "deferred revenue" (combined with service contract revenue amortization on the Company's balance sheet, which was $24,582 as of March 31,
2007). Upon shipment of the robot, the Company releases those liabilities to revenue, along with the related cost of sales. As of March 31, 2007, that liability was $0.

                               Form 10-KSB Page 11

Cost of sales was $473,021 and $389,759 for the 2007 and 2006 fiscal years, respectively, which reflects costs related to the Robotics sales orders shipped in that period, of which $347,349 and $317,102 was for materials used in the production of the robots. The remainder was primarily labor used to produce the robots. The increase in the cost of sales year over year, as a percentage of revenue, was primarily due to additional engineering salary costs and, to a lesser degree, increased cost of production materials.

The Company capitalizes direct material, direct labor and overhead costs that apply to Robotics' customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of March 31, 2007 and 2006, the Company's inventory was $89,391 and $291,391, respectively, which reflects $66,128 and $263,015 of customer order related inventory. The March 31, 2007 order related inventory is comprised of capitalized labor related to the development of a robot for Holo-Dek and parts purchased for a potential order that was not realized (those parts will be used for future orders).

Selling expenses for the 2007 and 2006 fiscal years reflect solely the expenses of Robotics. The Company's expense was $83,903 and $23,797 in the 2007 and 2006 fiscal years, respectively, which was comprised primarily of salaries related to the selling of Robotics' products. The increase over the prior year period was primarily due to an increase in resources to improve sales.

General and administrative expenses were $537,540 and $186,465 in the 2007 and 2006 fiscal years, respectively. That amount consisted primarily of professional fees (legal, audit, accounting and shareholder relations) of $150,017 and $18,210, engineering related expenses of $137,072 and $82,046, $90,355 and $32,289 of other payroll related expenses, rent and utility expenses of $55,473 and $21,803 and insurance expenses of $45,682 and $11,136, respectively. The increase over the prior year period was primarily due to a number of situations. Professional fees increased over the prior year primarily due to the addition of a shareholder relations professional and audit/legal/consulting fees related to the Company's numerous filings with the SEC. Engineering related expenses increased over the prior year primarily due to salaries for additional staff to support the Company's planned expansion. Other payroll related expenses increased over the prior year primarily due to the addition of staff in purchasing and accounting.

Research and development expenses were $145,104 and $50,608 for the 2007 and 2006 fiscal years, respectively. Those costs were primarily engineering salary costs related to the continuing development of Robotics' products.

During the 2006 fiscal year, the Company had a goodwill impairment charge of $1,787,431 related to the purchase of Robotics by the Company. That transaction is discussed in detail in Note 2 to the consolidated financial statements appearing herein elsewhere.

Other income (expense) was $858,594 and $(36,911) for the years ended March 31, 2007 and 2006, respectively. Interest expense for the 2007 and 2006 fiscal years was $62,845 and $36,911, respectively. In both fiscal 2007 and 2006, the interest expense was primarily related to the judgment payable and, to a lesser degree, the loan payable, related party (Flood Trust) and the notes payable, related parties (Flood Trust and George Coupe), reflected in the Company's March 31, 2007 and 2006 balance sheets. The Company had a gain from the settlement of a judgment payable of $921,439 in its 2007 fiscal year. The gain was recorded by eliminating the $353,883 principle and $667,556 accrued interest at the date of the settlement, less a $100,000 cash payment. The settlement of the judgment is discussed in more detail in Item 3 and Footnote 5 to the notes to the consolidated financial statements appearing elsewhere herein.

The Company's income for the 2007 fiscal year was $223,247. This was comprised of a $635,347 loss from operations and $62,845 in interest expense, offset by the gain on settlement of the judgment of $921,439, discussed above. The net resulted in an earnings per share income of $0.04. The Company's loss for the 2006 fiscal year was $1,844,396 (primarily due to the expense of $1,787,431 for the impairment of goodwill), which resulted in an earnings per share loss of $0.34

Liquidity and Capital Resources

In 2006, the cash flows reflect the acquisition of the assets and liabilities of Robotics (see Note 2 to the consolidated financial statements appearing elsewhere herein).

On an ongoing basis, the Company's primary needs for liquidity and capital resources are for the funding of salaries and other administrative expenses related to the management of the Company, for payment of the cost of products sold and inventory (if these expenditures are not covered by customer pre-shipment deposits) and, to a lesser degree, for research and development. As discussed previously, the Company had no activity from 1988 through August 18, 2005. At that time, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston. This transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" using the purchase method of accounting. The fair value of net assets acquired was $49,321, which was offset by equity issued in lieu of cash of $1,836,752, resulting in the recording of the excess of cost over the fair value of acquired net assets (goodwill) of $1,787,431. Subsequent to the acquisition, the Company immediately evaluated the goodwill for impairment and determined that it was impaired. The total amount of goodwill was charged to the Company's statements of operations.

                               Form 10-KSB Page 12

During fiscal 2007, net cash used by operations was $638,367, compared with $292,444 in the prior year period (fiscal 2007 excludes the impact of the settlement of a judgment payable, discussed in more detail in the Summary above, in Item 3 and in Footnote 5 to the notes to the consolidated financial statements appearing elsewhere herein). The cash used was primarily a result of the Company's loss from operations, discussed above, along with a reduction in accounts payable and deferred revenue, as a result of a reduction in orders in the fiscal fourth quarter. This was partially offset by a reduction in inventory, also due to the reduction in orders. In fiscal 2006, the use of funds was primarily due to increases in inventory and accounts receivable, along with a reduction in deferred revenue and accruals, partially offset by cash from accounts payable. With the exception of the change in accruals, those cash flows were consistent with the Company's fulfillment of three significant orders during the year, and the purchase of inventory for current projects. The reduction in accruals was primarily related to payments for professional services.

Net cash used by investing activities was $17,895 for the 2007 fiscal year. The use of funds was for the purchase of equipment and software. In fiscal 2006, the source of funds was $161,402. This source of funds reflects the repayment of a receivable from Holo-Dek and cash acquired in the Robotics acquisition, partially offset by an increase in the software development asset.

Cash provided by financing activities for fiscal 2007 was $678,734. The source of cash was due to working capital loans from Holo-Dek, partially offset by the cash payment made to settle a judgment payable (see the Summary above, Item 3 and Note 5 to the consolidated financial statements appearing elsewhere herein). The source of cash in 2006 was $150,764. This source of funds was also primarily from working capital loans from Holo-Dek. In November, 2006 the Company negotiated the terms of sale for segments of the Company's accounts receivable (see Note 1 to the Company's consolidated financial statements appearing elsewhere herein).

Regarding working capital loans from Holo-Dek, until October 31, 2004, the Trust invested directly into Robotics, with the funding being in the form of debt that was converted to stock. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004. As of October 31, 2004, the accrual of interest on the debt was temporarily delayed until October 31, 2005, at which time interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt was converted to stock. After October 31, 2004, the Trust invested into Holo-Dek which in turn funded Robotics on an as needed basis, through the working capital advance account, which loans aggregated $854,848 at March 31, 2007 and $62,549 at March 31, 2006, (the terms of those advances are: it is a demand note payable July 1, 2008. Subsequent to that date, the note will bear an annual interest rate of 8.0%) and a short-term $100,000 loan from the Trust (this loan was made in March of 2006 and is payable on demand on or after March 17, 2007, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%). These relationships are discussed in Note 2 to the consolidated financial statements included elsewhere herein.

The Company's cash and cash equivalents of $42,194 as of March 31, 2007, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. Such financing has been obtained in the past from the Trust and other sources of capital, along with the sale of the Company's robots. The Company is focusing its funding efforts on increasing its level of sales of robotic products. In the interim, the Company anticipates subsidizing its losses with working capital advances from Holo-Dek (Holo-Dek is funded by the Trust).

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company's future operations. Should that occur, the Company may need to curtail its operations.

Off Balance Sheet Arrangements

As of March 31, 2007 and 2006, the Company had no off balance sheet arrangements with any parties.

Legal Contingencies

The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At March 31, 2007 there are no outstanding legal proceedings, nor are there any reserves established.

                               Form 10-KSB Page 13

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

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109 "Accounting for Income taxes." This interpretation is effective for the fiscal years beginning after December 15, 2006. Management does not anticipate this Statement will impact the consolidated financial position or consolidated results of operations and cash flows of the Company

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company is evaluating the effect of this statement.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for employers with publicly traded equity securities. Those employers are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Management believes this Statement has no material impact on the Company's consolidated financial position or consolidated results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ( SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 has a material impact on its results of operations, financial condition and cash flows.

In September 2006, the Emerging Issues Task Force ("EITF") issued EITF Abstracts Issue No. 06-3 (EITF 06-3). The EITF is providing guidance on how taxes collected from customers and remitted to Governmental Authorities should be presented in the income statements. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. EITF 06-3 does not have an impact on the Company's results of operations, financial condition and cash flows.

                               Form 10-KSB Page 14

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company is evaluating the effect of this statement.

Forward Looking Statements

The Company is including the following cautionary statement in this Annual Report on Form 10-KSB. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the Company's losses from period to period; the Company's current dependence on a limited number of key suppliers and investors; the Company's ability to successfully market and sell its products in view of changing trends, acceptance of products and other factors affecting market conditions; technological advances by the Company's competitors; capital needs to fund operations and development programs; delays in the manufacture of new and existing products by the Company or third party contractors; the loss of any key employees; the outcome of any litigations; changes in governmental regulations; and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements are included after the Exhibit Index.


                              KINGSTON SYSTEMS INC.
                                      INDEX

                                                                    Page Number
                                                                      ------
Report of Independent Registered Public Accounting Firm                 21
Consolidated Balance Sheets as of
March 31, 2007 and March 31, 2006                                       22
Consolidated Statements of Operations for the Years Ended
March 31, 2007 and March 31, 2006                                       23
Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended March 31, 2007 and March 31, 2006                   24
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2007 and March 31, 2006                                       25
Notes to the Consolidated Financial Statements                        26-35

                               Form 10-KSB Page 15

ITEM 8A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, management, including the Chief Executive Officer and Principal Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007 to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared. Management has concluded that the consolidated financial statements included in this Form 10-KSB present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.


Changes in Internal Control over Financial Reporting

The Company's Principal Executive Officer and Principal Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended March 31, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of the Company's internal controls, and an attestation of the effectiveness of these controls by the Company's independent registered public accountants, beginning with the Company's Form 10-KSB for the fiscal year ending on March 31, 2009. The Company plans to dedicate significant resources, including management time and effort, in connection with the Company's Section 404 assessment. The evaluation of the Company's internal controls will be conducted under the direction of its senior management.

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

                               Form 10-KSB Page 16

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of July 12, 2007, the Directors and executive officers of the Company are presented below.

     NAME                            AGE    TITLE

     Ralph E. McKittrick             57     Chairman, CEO, and Director

     George J. Coupe                 66     Chief Financial Officer and Director

     James W. Byrne                  50     Director

The principal occupations and brief summary of the background of each Director and executive officer of Kingston during the past five years is as follows:

Ralph E. McKittrick - Founder/CEO, and Chairman of the Board of Directors since January 1987

Ralph McKittrick is the founder, Chairman of the Board and Chief Executive Officer of the Company. Mr. McKittrick's term is to serve until the next annual meeting or to the next consent of the majority of the shareholders (in lieu of a meeting). In 2004, he co-founded Holo-Dek and he has been the CEO of Holo-Dek since its founding. Before founding Holo-Dek, Mr. McKittrick co-founded Cargo Force, Inc. in 2003 and he has also been the CEO of Cargo Force since its founding. Cargo Force is a commercial airlift/airfreight startup company whose mission is to support US industry, especially the heavy manufacturers. Before founding Cargo Force, Mr. McKittrick was a consultant to CNC Systems, Inc. from December 15, 1999 to November 15, 2002, where he helped turn around this machine tool distributor in Maine.

George J. Coupe - Chief Financial Officer and Director since March 2006

George Coupe is the Chief Financial Officer of the Company. Mr. Coupe's term is to serve until the next annual meeting or to the next consent of the majority of the shareholders (in lieu of a meeting). In 2004, he co-founded Holo-Dek and has been the President of Holo-Dek since its founding. Mr. Coupe founded Robotics in 2002 and he has also been the President of Robotics since its founding. Prior to founding Robotics, and beginning with his departure from Ford Finance Staff in 1975, Mr. Coupe was engaged in turning around companies in financial difficulty, typically either as the CFO or as a financial control consultant. Mr. Coupe also was one of the founders at two startup companies during this period. In May of 2001, Mr. Coupe was hired by Renaissance Design, Inc., a company in the contract engineering and manufacturing industry ("RDI"). Mr. Coupe was hired by RDI because of his reputation for saving companies and because RDI was contemplating bankruptcy. Mr. Coupe was unable to save RDI and they ceased operations on February 8, 2002. A few months later, RDI filed for bankruptcy. Prior to joining Renaissance Design, Inc., Mr. Coupe was a financial consultant (from to March 15, 2000 to May 15, 2001) and before that he was the CFO of Northland Tool, Inc., (from January 1, 1995 to March 15, 2000) a spindle repair company.

James W. Byrne - Director since May 1989

Mr. Byrne is a member of the Company's Board of Directors and is the operations manager for Holo-Dek Gaming, Inc., a position he has held since March 31, 2004. Mr. Byrne's term is to serve until the next annual meeting or to the next consent of the majority of the shareholders (in lieu of a meeting). Prior to joining the Company and Holo-Dek, Mr. Byrne spent 27 months renovating his 18th century home in New Hampshire. Prior to this he was the Director of Engineering for Advanced Digital Internet ("ADI") from July 17, 1998 to August 1, 2002. ADI provided internet service to high-end multi-dwelling units in Manhattan. Mr. Byrne's specialty was designing the infrastructure and overseeing the installation of each system.

There are no significant (critical) employees of the Company, other than the directors and officers noted above.

Audit Committee Financial Expert

The Company does not currently have independent directors. The Company intends to establish independent directors, along with an Audit and Compensation Committee, in its 2008 fiscal year.

                               Form 10-KSB Page 17

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended March 31, 2007.


                                                                            Non-equity     Nonqualified
                                                                            Incentive      Deferred
Name and Principal                                   Stock       Option     Plan Com-      Compensation  All other
Position            Year   Salary ($)  Bonus ($)   Awards ($)   Awards ($)  pensation ($)  Earnings ($)  Compensation ($)   Total $
------------------  ----   ----------  --------    ----------   ---------   ------------   ------------  ----------------   --------
Ralph McKittrick,   2007       0          0             0           0             0              0             0               0
CEO                 2006       0          0             0           0             0              0             0               0
                    2005       0          0             0           0             0              0             0               0

The Company does not currently have a policy regarding compensation for serving on the Board of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 12, 2007, there were 5,601,140 shares of common stock issued and 5,576,234 shares of common stock outstanding.

The following table sets forth certain information as of March 31, 2007, regarding each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, each director, and named executive officer of the Company, and all officers and directors as a group:


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


                               Form 10-KSB Page 18

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2007, the Company was involved in the following related party transactions:

o The Company has certain credit card advances from George Coupe, President of Robotics, in the amount of $72,128. These advances are for the financing of operations and certain capital asset purchases. These advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and a portion of the "principal." The interest rates being paid to the credit card companies vary between 4.9% and 17.2%. The average interest rate paid was 11.3% for the period from April 1, 2006 through March 31, 2007.

o The Company has an additional note payable to George Coupe in the amount of $200 principal. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note is non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $16 as of March 31, 2007). This note is reflected in notes payable, related parties on the Company's balance sheet.

o The Company has a debt payable to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The debt is non-interest bearing. The amount of the debt has not changed since it was incurred.

o The Company, through its Robotics subsidiary, has a relationship with Holo-Dek. Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. As of March 31, 2007, Holo-Dek has provided working capital advances to Kingston in the amount of $854,848, shown in current liabilities on the Company's balance sheet. Up until October 31, 2004, the Trust invested directly into Robotics, with the funding being in the form of debt that was converted to stock. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004. As of October 31, 2004, the accrual of interest on the debt was temporarily delayed until October 31, 2005, at which time interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt (including accrued interest) was converted to stock. After October 31, 2004, the Trust invested into Holo-Dek, which in turn funded Robotics on an as needed basis, through the working capital advance account (The terms of those advances are: it is a demand note payable March 31, 2008. Subsequent to that date, the note will bear an annual interest rate of 8.0%).

o The Company's Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of March 31, 2007, the balances on those credit cards totaled $60,378 and are recorded as a related party asset and credit card liability on the Company's balance sheets. Additionally, there is approximately $98,000 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek.

o The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation ("Hexel") originally developed the robotics technology. That corporation is still in existence, however, with limited operations. There are two current employees of Robotics who are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel by March 31, 2008, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property (the payment date was extended by Hexel). Any enhancements/developments by Robotics to the robot technology, including software, are co-owned with Hexel through the licensing agreement. At March 31, 2007 and 2006, $23,291 and $14,135 was owed to Hexel with $9,156 and $7,951 recorded as an expense during the years ended March 31, 2007 and 2006, respectively.

o The Company has a related party note and loan payable to the Trust, discussed in Note 5 to the consolidated financials statement appearing elsewhere herein, and the Company is the lessee on three related party capital leases, discussed in Note 9 to the consolidated financial statements contained elsewhere herein.

                               Form 10-KSB Page 19

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

14 The Code of Ethics of the Registrant, filed as Exhibit 14 to the Registrant's March 31, 2005 Form 10-KSB, is incorporated herein by reference.

15             Triangular Gimbal, Patent No: US 6,240,799 B1 and
               Systems and Methods Employing a Rotary Track, Patent
               No: US 6,196,081 B1, incorporated herein by reference.

21*            List of Company's subsidiaries                             36

31.1, 31.2*    Rule 13a-14(a)/15d-14(a) Certification                   37-38

32.1, 32.2*    Section 1350 - Certification                             39-40


* Filed herewith

(b) Reports on Form 8-K:

The Company filed Current Reports on Form 8-K on August 18, 2005, November 17, 2006 and March 9, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        As of March 31,                        2007                     2006
                                             --------                 --------

        Audit Fees                           $ 63,346                 $ 35,881
        Audit Related Fees                         --                       --
        Tax Fees                                   --                       --
        Other Fees                                 --                       --
                                             --------                 --------
        Total Fees                           $ 63,346                 $ 35,881
                                             ========                 ========



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of July, 2007.

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

            Signature                           Title                  Date

 /s/ Ralph E. McKittrick    Chairman, Chief Executive Officer,
 -----------------------    Principal Executive                   July 16, 2007
 Ralph E. McKittrick

 /s/ George J. Coupe
 -----------------------    Chief Financial Officer               July 16, 2007
 George J. Coupe

 /s/ James W. Byrne
 -----------------------    Director                              July 16, 2007
 James W. Byrne

                               Form 10-KSB Page 20


                              KINGSTON SYSTEMS INC.



                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm                     21

Consolidated Balance Sheets as of March 31, 2007 and
March 31, 2006                                                              22

Consolidated Statements of Operations for the Years Ended
March 31, 2007 and March 31, 2006                                           23

Consolidated Statements of Stockholders' Equity (Deficit)
for the Period from April 1, 2004 to March 31, 2007                         24

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2007 and March 31, 2006                                           25

Notes to the Consolidated Financial Statements                            26-35

                               Form 10-KSB Page 21


                         Hansen, Barnett & Maxwell, P.C.
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                              BUSINESS CONSULTANTS
                            5 Triad Center, Suite 750
                          Salt Lake City, UT 84180-1128
                              Phone: (801) 532-2200
                               Fax: (801) 532-7944
                                 www.hbmcpas.com



        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kingston Systems Inc. Hampton, New Hampshire

We have audited the consolidated balance sheets of Kingston Systems Inc. and subsidiary, as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kingston Systems Inc. and subsidiary as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

                                                 HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
July 12, 2007

                               Form 10-KSB Page 22

                              KINGSTON SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31, 2007             March 31, 2006
                                                                                      --------------             --------------
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                  $ 42,194                  $ 19,722
Accounts receivable                                                                         110,749                   138,542
Inventory                                                                                    89,391                   291,391
Related party leases, current portion                                                        25,841                    13,636
Related party receivable                                                                     60,378                         -
Other current assets                                                                          5,444                     2,692
                                                                                        -----------               -----------
TOTAL CURRENT ASSETS                                                                        333,997                   465,983

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $16,202                           40,598                    25,946
  and $6,221 as of March 31, 2007 and 2006, respectively
Software, net of accumulated amortization of $2,315 and $1,098                               17,559                       834
  as of March 31, 2007 and 2006, respectively
Software development costs, net of accumulated amortization of $29,006                      126,681                   145,986
  and $9,701 as of March 31, 2007 and 2006, respectively
Security deposits                                                                            12,000                    12,000
Related party leases, non-current portion                                                    31,956                    38,500
                                                                                        -----------               -----------
TOTAL ASSETS                                                                              $ 562,791                 $ 689,249
                                                                                       ============              ============
                              LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                           $ 41,613                 $ 149,511
Related party advances                                                                      854,848                    62,549
Accrued expenses                                                                             63,964                    42,737
Deferred revenue                                                                             24,582                   179,480
Capitalized lease obligations, current portion                                               36,048                    16,520
Credit card advances, related party                                                          72,128                    80,263
Credit card liability                                                                        60,378                         -
Note payable, including accrued interest of $336,611                                              -                 1,836,752
Judgment payable, including accrued interest of $638,123
  as of March 31, 2006                                                                            -                   992,006
Wages payable, related party                                                                 46,300                    46,300
Notes payable, related parties, current portion including accrued interest
  of $6,416 and $0 as of March 31, 2007 and 2006, respectively                               38,616                    16,200
Loan payable, Flood Trust, related party, including accrued interest of $8,000
  and $0 as of March 31, 2007 and 2006, respectively                                        108,000                   100,000
                                                                                        -----------               -----------
TOTAL CURRENT LIABILITIES                                                                 1,346,477                 3,522,318

LONG TERM LIABILITIES:
Note payable, related party, non-current portion                                             48,000                    64,000
Capitalized lease obligations, non-current portion                                           59,168                    53,784
                                                                                        -----------               -----------
TOTAL LIABILITIES                                                                         1,453,645                 3,640,102
                                                                                        -----------               -----------
SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares authorized; 5,601,140 shares and 4,988,889 shares issued and 5,576,234 and 4,963,983 shares outstanding as of March 31, 2007
  and 2006, respectively.                                                                    56,012                    49,889
Additional paid-in capital                                                               11,838,230                10,007,601
Accumulated deficit                                                                     (12,744,340)              (12,967,587)
Treasury stock at cost; 24,906 shares                                                       (40,756)                  (40,756)
                                                                                        -----------               -----------
Total shareholders' deficit                                                                (890,854)               (2,950,853)
                                                                                        -----------               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                               $ 562,791                 $ 689,249
                                                                                        ===========               ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               Form 10-KSB Page 23

                              KINGSTON SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         THE YEARS ENDED
                                                          ----------------------------------------------
                                                             March 31, 2007           March 31, 2006
                                                          ---------------------   ----------------------
Revenue                                                         $    604,221            $    630,575
Cost of sales                                                        473,021                 389,759
                                                                ------------            ------------
Gross profit                                                         131,200                 240,816
                                                                ------------            ------------
Operating expense:
Selling                                                               83,903                  23,797
General and administrative                                           537,540                 186,465
Research and development                                             145,104                  50,608
Goodwill impairment                                                        -               1,787,431
                                                                ------------            ------------
Total operating expense                                              766,547               2,048,301
                                                                ------------            ------------
Operating loss                                                      (635,347)             (1,807,485)
                                                                ------------            ------------
Other income (expense):
Gain on settlement of judgment payable                               921,439                       -
Interest expense and financing fees                                  (62,845)                (36,911)
                                                                ------------            ------------
Total other income (expense)                                         858,594                 (36,911)
                                                                ------------            ------------

Net income (loss) before provision
for income taxes                                                     223,247              (1,844,396)

Provision for income taxes                                                 -                       -

                                                                ------------            ------------
Net income (loss)                                               $    223,247            $ (1,844,396)
                                                                ============            ============
Basic and diluted income (loss)
per share                                                       $       0.04            $      (0.34)
                                                                ------------            ------------
Weighted-average number of
common shares outstanding                                          5,576,234               5,367,981
                                                                ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                               Form 10-KSB Page 24


                              KINGSTON SYSTEMS INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM APRIL 1, 2005 TO MARCH 31, 2007


                                      Common Stock        Additional                                  Total
                                  --------------------     Paid-in     Treasury     Accumulated    Shareholders'
                                    Shares     Amount      Capital      Stock         Deficit         Deficit
                                  ----------  --------   -----------   ---------   -------------   ------------
  Balance at
  March 31, 2005                   4,988,889  $ 49,889   $10,007,601   $(40,756)   $(11,123,191)   $(1,106,457)

  Net loss for the year                   --        --            --         --      (1,844,396)    (1,844,396)

  Balance at                      ----------  --------   -----------   ---------   -------------   ------------
  March 31, 2006                   4,988,889    49,889    10,007,601    (40,756)    (12,967,587)   $(2,950,853)

  Shares issued                      612,251     6,123     1,830,629         --              --      1,836,752

  Net income for the year                 --        --            --         --         223,247        223,247

  Balance at                      ----------  --------   -----------   ---------   -------------   ------------
  March 31, 2007                   5,601,140  $ 56,012   $11,838,230   $(40,756)   $(12,744,340)   $  (890,854)
                                  ==========  ========   ===========   =========   =============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                               Form 10-KSB Page 25

                             KINGSTON SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          THE YEARS ENDED
                                                                     -------------------------------------------------------
                                                                         March 31, 2007                  March 31, 2006
                                                                     -----------------------         -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $   223,247                    $(1,844,396)
Adjustments to reconcile net income (loss) to net cash
 from operating activities:
  Depreciation and amortization                                                 30,504                         17,020
  Gain on judgment payable, including accrued interest                        (921,439)                             -
Changes in assets and liabilities:
   Impairment of goodwill                                                            -                      1,787,431
   Accounts receivable                                                          27,793                       (106,423)
   Inventory                                                                   202,000                       (153,370)
   Accounts payable                                                           (107,899)                       143,919
   Other current assets                                                         (2,752)                        (1,894)
   Deferred revenue                                                           (154,897)                       (90,103)
   Accrued expenses                                                             21,227                        (76,477)
   Accrued interest on loans payable                                            43,849                         31,849
                                                                           -----------                    -----------
NET CASH FROM OPERATING ACTIVITIES                                            (638,367)                      (292,444)
                                                                           -----------                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of Robotics                                             -                         38,988
Purchases of equipment and software                                            (17,895)                        (1,290)
Repayment of note receivable, related party                                          -                        151,013
Software development                                                                 -                        (27,309)
                                                                           -----------                    -----------
NET CASH FROM INVESTING ACTIVITIES                                             (17,895)                       161,402
                                                                           -----------                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party working capital advances                                       2,433,889                         62,548
Payment of related party advances                                           (1,656,185)                             -
Payments on credit card advances, related party                                 (8,135)                       (10,909)
Proceeds from capital lease obligation                                          14,848                           (875)
Payments on capital lease                                                       (5,683)                             -
Payment made upon settlement of judgment                                      (100,000)                             -
Loan payable, Flood Trust                                                            -                        100,000
                                                                           -----------                    -----------
NET CASH FROM FINANCING ACTIVITIES                                             678,734                        150,764
                                                                           -----------                    -----------
Net increase in cash                                                            22,472                         19,722
Cash and cash equivalents, beginning                                            19,722                              -
                                                                           -----------                    -----------
Cash and cash equivalents, ending                                          $    42,194                    $    19,722
                                                                           ===========                    ===========
Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Shares issued in acquisition of Robotics, net of cash acquired             $ 1,797,754                    $         -
Capital lease for equipment                                                     24,681                         18,819
Reclassification of software development costs to inventory                          -                         40,506
Assumption of credit card liability from related party                          60,378                              -
Assumption of capital lease from related party                                   9,386                         52,136
Reduction in capital lease liability from related party                        (18,573)                             -

Cash paid for interest                                                     $    13,798                    $     5,069
Cash paid for income taxes                                                           -                              -


The accompanying notes are an integral part of these consolidated financial statements.

                               Form 10-KSB Page 26

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder -- Kingston Systems Inc. ("Kingston" or the "Company") was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and was dormant for an extended period, from its Securities and Exchange Commission ("SEC") filing of a Form 10-Q for the three and nine month periods ended December 31, 1988 until its filing of a Form 10-KSB for the year ended March 31, 2005 (with the exception of expenses accrued for professional services and interest accrued on a judgment payable). On August 18, 2005, Kingston acquired 100% of the issued and outstanding common stock of Robotics. Thus, Robotics became a wholly-owned subsidiary of Kingston. Robotics is in the business of manufacturing robotic machinery and it has been an operating company since February 11, 2002.

The majority and controlling shareholders of the Company are the following:


  Name                       Shares             Comments
  ----                       ------             --------
  Kingston Associates          105,902          Limited Partnership 60% controlled by Ralph McKittrick,
                                                CEO of Kingston Systems
  Ralph McKittrick              32,453
  Thor Corporation           2,332,133          Thor Corporation is 100% controlled by Ralph McKittrick
  Flood Trust                  612,251          See Note 2
  All others                 2,518,401
                             ---------
  Total                      5,601,140
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

Consolidation -- Intercompany accounts and transactions have been eliminated in consolidation.

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

                               Form 10-KSB Page 27

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Condition -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended March 31, 2007, the Company incurred an operating loss of $635,347 and has a working capital deficit of $1,012,480. The losses from operations and the working capital deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required (the Company is, has been, and is currently, reliant upon a single major investor, the Flood Trust, for the majority of its working capital financing), and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of equity financing, debt financing, or significant sales improvements, the Company may not be able to continue as a going concern and may need to curtail operations.

Cash and Cash Equivalents -- Cash equivalents include highly liquid, short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

Accounts Receivable -- Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of March 31, 2007, management has determined that no allowance for doubtful accounts is necessary.

In November, 2006 the Company negotiated the terms of sale for segments of the Company's accounts receivable to LSQ Funding Group, L.C. ("LSQ") located in Orlando, Florida. On November 13, 2006, the first factoring transaction concluded, resulting in the Company's receipt of $48,500 as an initial payment, in accordance with the factoring agreement. The terms include the provisions that the initial payment to the Company will be approximately 80% of the approved receivables purchased and that the Company will receive the balance of 20% of the total receivable, less applicable finance fees of 2% of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to LSQ. The agreement with LSQ potentially could provide the Company up to $300,000 in funding and the agreement is for one year, renewing annually automatically. The Company is required, under the terms of the agreement, to repurchase accounts receivable, in certain specified circumstances, which have been sold under the agreement. The Company does not anticipate the need to repurchase any accounts receivable it may sell under this agreement. The Company filed a Form 8-K on November 17, 2006 concerning this factoring arrangement. As of March 31, 2007, the Company had factoring transactions totaling $184,000 and has received $123,000 of that amount, less applicable fees of $5,200 (shown as a component of interest expense in the Company's statement of operations).

Inventory -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At March 31, 2007, inventory consisted of work in process materials, capitalized labor and spare parts (at the time a robot is completed, the product is shipped-the Company does not have finished goods inventory). Those amounts were:

       Inventory as of:             March 31, 2007    March 31, 2006
                                    --------------    --------------
       Work in Process                 $ 26,414          $191,941
       Capitalized Labor                 40,526            71,074
       Spare Parts                       22,451            28,376
                                       --------          --------
       Total                           $ 89,391          $291,391

Property and Equipment -- Assets are recorded at cost and depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to seven years. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments, that extend the useful lives of existing equipment, are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations. Depreciation expense for the years ended March 31, 2007 and 2006 was $9,981 and $6,221, respectively. As of March 31, 2007 and 2006, the Company's property and equipment amounts were:

                               Form 10-KSB Page 28

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Property and Equipment as of:   March 31, 2007    March 31, 2006
                                         --------------    --------------
         Vehicles                           $  5,558          $  5,558
         Computer Equipment                   13,415             4,972
         Machinery and Equipment              37,828            21,638
                                             --------          --------
         Subtotal                           $ 56,800          $ 32,167
         Less accumulated depreciation       (16,202)           (6,221)
                                            --------          --------
         Net Book Value                     $ 40,598          $ 25,946

Software - Software is composed of engineering and administrative software. Software is recorded at cost and amortization is computed using the straight-line method over the software's estimated useful life, which is three years. On retirement or disposition of software, the cost and accumulated amortization are removed and any resulting gain or loss is recognized in the statement of operations. Amortization expense for the years ended March 31, 2007 and 2006 was $1,218 and 1,098, respectively.

Long-lived assets -- Long-lived assets are reviewed for impairment when situations arise that indicate the asset could be impaired. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes - The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax carrying amount, and operating loss and tax credit carry forwards. The Company's consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred since March 1988 (the Company had a period of dormancy between March 1988 and its SEC filing for the year ended March 31, 2005), as well as other temporary differences between book and tax accounting. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized in the future. Management considered the recent historical operating losses and the inherent uncertainty in the extent and timing of future profitability in determining the appropriate valuation allowance. Based upon this assessment, the Company recorded approximately $832,000 of valuation allowance against net deferred tax assets of $832,000 through March 31, 2007. The decision to record the valuation allowance required significant judgment, including estimating the various factors impacting future taxable income. Footnote 8 to the financial statements calculates an income tax provision of zero. The table identifies that there are tax loss carry-forwards caused by losses dating back between 15 and 20 years. The Company determined that, more likely than not, it will not be profitable enough in the coming years to utilize the loss carry-forwards, and as a result, has recorded a valuation allowance equal to the net deferred tax asset. Had the Company not recorded this allowance, the Company would have reported materially different results. If the realization of all deferred tax assets in the future is considered more likely than not, a decrease in the valuation allowance would be made, resulting in an increase to the net carrying value of deferred tax assets and increase net income in the period of such determination by approximately $832,000. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company's financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48")", which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that FIN 48 will have a material effect on its consolidated financial condition or results of operations.

Research and Product Development Costs -- The Company is focusing its research and development on perfecting the software and hardware capabilities of the R Series line, improving the joint retaining rings and sockets on the P Series line, and exploring other uses for its products. The Company expenses research and product development costs as incurred.

Net Income (Loss) Per Share -- Basic earnings (loss) per share is calculated by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share is identical to basic earnings (loss) per share, as the Company has no dilutive securities at this time.

                               Form 10-KSB Page 29

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Financial Instruments -- The carrying amounts reported in the balance sheets for accounts receivables and debt obligations approximate their fair values. The following methods and assumptions were used by the Company in estimating other fair values:

     o Cash and cash equivalents - The carrying amount reported in the balance sheet approximates fair value due to the short maturity of these instruments.
     o Related party receivable - The carrying amount reported in the balance sheet approximates fair value as the average interest rate on this receivable (credit card advances) approximates current interest rates on similar receivables.
     o Notes and loans payable - The carrying amount reported in the balance sheet approximates fair value as the interest rates approximate current interest rates on similar notes/loans.

Intangible Assets -- The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheets. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the period ended March 31, 2007.

Shipping Costs -- Costs to ship products to customers are charged to operations as incurred. During the years ended March 31, 2007 and March 31, 2006, the Company recognized shipping costs of $11,378 and $4,799, respectively, in cost of sales.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The Company is evaluating this Statement but does not expect it to have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The Company is evaluating this Statement but does not expect it to have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109 "Accounting for Income taxes." This interpretation is effective for the fiscal years beginning after December 15, 2006. The Company is evaluating this Statement but does not expect it to have a material impact on the Company's consolidated financial statements.

                               Form 10-KSB Page 30

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company is evaluating this Statement but does not expect it to have a material impact on the Company's consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ( SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe implementing SAB 108 had a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company is evaluating this Statement but does not expect it to have a material impact on the Company's consolidated financial statements.

NOTE 2 -- ACQUISITION OF PARALLEL ROBOTICS SYSTEMS

On August 18, 2005, the Company acquired all of the issued and outstanding common stock of Robotics for $1.00 (Robotics had issued no stock at that time and one share of common stock was issued to Kingston to effect the acquisition), making Robotics a wholly-owned subsidiary. At the time of the acquisition, Robotics was indebted to the Flood Trust (the "Trust") in the amount of $1,836,752, so the total purchase price for Robotics was $1,836,753. Shortly after the acquisition, an Exchange Agreement was signed between Kingston, Robotics and the Trust, pursuant to which the Trust was issued a $1,836,752 promissory note (the "Note") by Robotics. The Trust then assigned to Kingston its rights as payee under the Note in exchange for Kingston's agreement to issue 612,251 shares of Kingston's common stock to the Trust. Kingston, as the new payee under the Note, then cancelled the Note. The shares were issued in June, 2006 (shown as issuable as of March 31, 2006 and included in earnings per share calculations) and the Company's obligation in the amount of $1,836,752 to the Trust was deemed to be the total outstanding indebtedness until that time.

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

                               Form 10-KSB Page 31

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

NOTE 3 -- PRO-FORMA RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the fiscal year ended March 31, 2006, identifying the impact of the acquisition of Robotics, as if it had taken place on April 1, 2005.


  Pro-forma Income Statements            Fiscal Year Ended
                                         March 31, 2006
                                         -----------------
  Revenue                                $        641,586
  Cost of sales                                   409,637
                                         ----------------
  Gross profit                                    231,949
  Expense                                         377,629
  Other expense                                    40,040
                                         ----------------
  Net loss                               $       (185,720)
                                         ================
  Basic and diluted loss per share       $          (0.03)
  Weighted-average common shares                5,576,234
  outstanding

                               Form 10-KSB Page 32

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company was involved in the following related party transactions:

o The Company has credit card advances, related party, in current liabilities on its March 31, 2007 and 2006 balance sheets. Those advances are from George Coupe, President of Robotics. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and a portion of the "principal." The interest rates being paid to the credit card companies vary between 4.9% and 17.2%. The average interest rate paid was 11.3% for the period from April 1, 2006 through March 31, 2007.

o The Company has a note payable, related party, to George Coupe in the amount of $200. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $16 as of March 31, 2007).

o The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company's balance sheet.

o The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek. Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. Until October 31, 2004, the Trust invested directly into Robotics, with the funding being in the form of debt that was converted to stock. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004. As of October 31, 2004, the accrual of interest on the debt was temporarily delayed until October 31, 2005, at which time interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt (including accrued interest) was converted to stock. After October 31, 2004, the Trust invested into Holo-Dek, which in turn funded Robotics on an as needed basis through the working capital advance account, which loans aggregated $854,848 at March 31, 2007 and $62,549 at March 31, 2006 (shown in current liabilities on the Company's balance sheets). The terms of those advances are: it is a demand note payable March 31, 2008. Subsequent to that date, the note will bear an annual interest rate of 8.0%.

o The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation ("Hexel") originally developed the robotics technology. That corporation is still in existence, however, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel by March 31, 2008, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property (the payment date was extended by Hexel). Any enhancements/developments by Robotics to the robot technology, including software, are co-owned with Hexel through the licensing agreement. At March 31, 2007 and 2006, $23,291 and $14,133 was owed to Hexel, respectively, with $9,156 and $7,951 recorded as an expense during the year ended March 31, 2007 and 2006, respectively.

o The Company's Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of March 31, 2007, the balances on those credit cards totaled $60,378 and are recorded as a related party asset and credit card liability on the Company's balance sheets. Additionally, there is approximately $98,000 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek.

o The Company has a related party note and loan payable to the Trust, discussed in Note 5, and the Company is the lessee on three related party capital leases, discussed in Note 9.

NOTE 5 -- JUDGMENT, NOTE AND LOAN PAYABLE

In April 1988, a judgment was entered against the Company in the amount of $353,883. On April 6, 2006, the Company agreed to settle this judgment for a payment of $100,000. On February 21, 2007 and March 6, 2007, the Company made $50,000 payments and satisfactions of the judgment were filed shortly thereafter. The Company filed a Form 8-K - Current Report on March 9, 2007 regarding this transaction. The Company's current liabilities balance at March 31, 2006 reflected the $353,883 judgment principal, plus accrued interest of $638,123. As of March 31, 2007, the judgment was removed from current liabilities and a $921,439 debt forgiveness gain, resulting from the settlement of the judgment, was reflected in the Company's statement of operations.

                               Form 10-KSB Page 33

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a note payable to the Trust for $80,000 principle and $6,400 accrued interest. Of that amount, $38,400 is a current liability and $48,000 is a long-term liability on the Company's March 31, 2007 balance sheet. This note was issued in 2002 as part of the initial capitalization of Robotics and requires yearly principle payments of $16,000 through March 31, 2011. The note was non-interest bearing through April 1, 2006, and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). The Company has not yet made a payment on this note.

The Company has a loan payable to the Trust in the amount of $100,000 principle and $8,000 accrued interest, shown in current liabilities on the Company's balance sheet. This loan was made in March of 2006 and is payable on demand on or after September 10, 2006, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. There has been no demand for payment by the Trust and no payments have been made by the Company.

As of March 31, 2006, the Company had a note payable to the Trust in the amount of $1,836,752, comprised of $1,500,141 principal and $336,611 of accrued interest. This note was payable upon demand. As of October, 2004, the accrual of interest on the note was temporarily delayed until October 31, 2005. Beginning that month, interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt (including accrued interest) was converted to stock. This note is shown in current liabilities on the Company's March 31, 2006 balance sheet.

See Note 9 regarding the Company's capital lease obligations.

NOTE 6 -- INTANGIBLE ASSETS

The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheets. This robotic software is a long-term asset and is the Robotics-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Corporation (see Note 4), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the year ended March 31, 2007 and management believes that the value of the software is not impaired at March 31, 2007. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot. Amortization expense for the years ended March 31, 2007 and 2006 was $19,305 and $9,701, respectively.

The following is the anticipated amortization expense for the next five years for the software development asset as of March 31, 2007:

                     For the year
                    ended March 31,         Amortization Expense
                    ---------------         --------------------
                    2008                          $19,305
                    2009                          $19,305
                    2010                          $19,305
                    2011                          $15,620
                    2012                          $11,832
                    Thereafter                    $41,314

NOTE 7 -- SHAREHOLDERS' DEFICIT

At March 31, 2007, the Company had 5,601,140 shares of common stock issued and 5,576,234 shares of common stock outstanding. At March 31, 2006, the Company had 4,988,889 shares of common stock issued and 4,963,983 shares of common stock outstanding (at March 31, 2006, there were 612,251 shares issuable-see Note 2). At March 31, 2007 and 2006, there were 10,000,000 shares authorized with a par value of $0.01. At March 31, 2007 and 2006, the Company had $11,838,230 and $10,007,601 in additional paid-in capital and an accumulated deficit of $12,744,340 and $12,967,587, respectively. At March 31, 2007 and 2006, the
Company had 24,906 shares of treasury stock, stated at a cost of$40,756.

                               Form 10-KSB Page 34

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- INCOME TAXES

The Company had net operating loss ("NOL") carry-forwards up to March 1988 when it last filed with the SEC before an extended period of dormancy (the next filing with the SEC was for the year ended March 31, 2005). The Company has had net operating losses since March 1988. These net operating losses expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. Control of Robotics changed with the acquisition by the Company. In accordance with the internal revenue code, the accumulated losses of Robotics incurred prior to the Company's acquisition is limited to an annual amount of approximately $79,531 and a total limit of approximately $1,590,627 over a 20-year period. As of March 31, 2007, the Company had consolidated net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,206,584 which, if unused, will expire between 2008 through 2026.

The deferred tax asset and the provision for income taxes for the years ended March 31, 2007 and 2006 were:

For the years ended March 31,                       2007               2006
------------------------------------------------------------------------------

Deferred tax assets - operating loss
  carry-forwards                            $     874,699        $     958,831
Deferred tax liability-software
  development costs                         $     (42,257)             (45,282)
Valuation allowance                              (832,442)            (913,549)
------------------------------------------------------------------------------
Net Deferred Tax Asset                      $          --        $          --
==============================================================================

For the years ended March 31,                       2007                2006
------------------------------------------------------------------------------
Tax at federal statutory rate (34%)         $      76,701        $    (627,095)
Operating losses of Robotics acquired                  --             (581,739)
Non-deductible expenses                               298              708,023
Expiration of NOL carry-forward                        --               12,615
State tax benefit                                  12,656             (103,471)
Change in valuation allowance                     (89,655)             591,667
------------------------------------------------------------------------------
Provision for Income Taxes                  $          --        $          --
==============================================================================

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company's Robotics subsidiary has a lease for office space and an assembly/research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The term of the lease is for six years, ending March 31, 2008. The lease includes a base rent and common area/maintenance payment. The payment for the fiscal year 2007-2008 is expected to be $161,950. As discussed in Note 4, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon average square footage utilization. Total lease expense for Robotics for the years ended March 31, 2007 and 2006 was $33,876 and $33,133, respectively.

Capital Leases
The Company has executed capital leases for manufacturing equipment and software in the amount of $44,447. As of March 31, 2007, accumulated depreciation and amortization on the equipment was $4,922 and the net book value was $39,525. The following are the expected minimum lease payments for the next five years:

  Year Ending March 31,                              Capital Lease
  ---------------------                              -------------
  2008                                                  $16,372
  2009                                                   16,372
  2010                                                   13,701
  2011                                                    2,762
  2012                                                        -
                                                        -------
  Total                                                 $49,207
  Less: Interest Included                               (11,789)
                                                        -------
  Total Obligations under Capital Lease                 $37,418
  Current Portion Due                                   (10,207)
                                                        -------
  Long-Term Portion                                     $27,211

                               Form 10-KSB Page 35

                              KINGSTON SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's Robotics subsidiary is the named lessee on three leases used to acquire equipment for Holo-Dek (see Note 4). The Company has ultimate responsibility to make all payments regarding the leases. A total of $81,505 of equipment was acquired. The leases are shown on the Company's balance sheet as a related party lease asset and a capitalized lease obligation. The following are the expected minimum lease payments for the next five years.

         Year Ending March 31,                  Capital Leases
         ---------------------                  --------------
         2008                                         $34,171
         2009                                          23,536
         2010                                           8,234
         2011                                           6,353
         2012                                               -
                                                      --------
         Total                                        $72,294
         Less: Interest Included                      (14,496)
                                                      --------
         Total Obligation under Capital Leases        $57,798
         Current Portion Due                          (25,841)
                                                      --------
         Long-Term Portion                            $31,957

The total of Robotics and Holo-Dek leases (for which Robotics is the named lessee) current portion due is $36,048, shown as capitalized lease obligations, current portion on the Company's consolidated balance sheet. The total of Robotics and Holo-Dek leases (for which Robotics is the named lessee) long-term portion due is $59,168, shown as capitalized lease obligations, non-current portion on the Company's consolidated balance sheet.

NOTE 10 - CONCENTRATIONS

Through its Robotics subsidiary, the Company sold robots to 4 major customers for the year ended March 31, 2007. The sales to those customers accounted for approximately 85% of the period's total sales. The companies are in the water-jet, automotive, biomedical and defense industries. Those customers are:
TSM Inc., Osram Sylvania, University of Calgary and Astronics Advanced Electronics. As a note, manufacturers that use the Company's robots are Osram-Sylvania, (manufacture automotive light bulbs), Adidas and TSM (water-jet cutting in a machine shop environment).

The Company is currently, and has been in the past, reliant upon a single major investor, the Flood Trust, for the majority of its working capital needs (see Notes 4 and 5).