Form 10QSB
period 2007-06-30
KINGSTON SYSTEMS INC
filed 2007-08-14
CIK 810837

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-QSB

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding
Common Stock (par value $0.01 per share)	5,576,234 as of August 10, 2007

 INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of
June 30 and March 31, 2007	2
Unaudited Condensed Consolidated Statements of Operations for the
Three Months Ended June 30, 2007 and July 1, 2006	3
Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended June 30, 2007 and July 1, 2006	4
Notes to the Unaudited Condensed Consolidated Financial Statements	5-9

Item 2. Management's Discussion and Analysis or Plan
of Operations	9-13

Item 3. Controls and procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

Exhibits	17-20

ITEM 1: FINANCIAL STATEMENTS

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,934	$42,194
Accounts receivable, less allowance for doubtful accounts of $2,474 and $0 as of
June 30, 2007 and March 31, 2007, respectively	13,345	110,749
Inventory	92,582	89,391
Related party leases, current portion	26,960	25,841
Related party receivable	76,586	60,378
Other current assets	6,096	5,444

TOTAL CURRENT ASSETS	226,503	333,997

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $18,567
and $16,202 as of June 30, 2007 and March 31, 2007, respectively	38,232	40,598
Software, net of accumulated amortization of $3,925 and $2,315
as of June 30, 2007 and March 31, 2007, respectively	15,950	17,559
Software development costs, net of accumulated amortization of $33,833
and $29,006 as of June 30, 2007 and March 31, 2007, respectively	121,854	126,681
Security deposits	12,000	12,000
Related party leases, non-current portion	24,782	31,956

TOTAL ASSETS	$439,321	$562,791

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$66,094	$41,613
Related party advances	956,147	854,848
Accrued expenses	45,589	63,964
Deferred revenue	79,682	24,582
Capitalized lease obligations, current portion	37,659	36,048
Credit card advances, related party	67,056	72,128
Credit card liability	76,586	60,378
Wages payable, related party	46,300	46,300
Notes payable, related parties, current portion including accrued interest
of $8,020 and $6,416 as of June 30, 2007 and March 31, 2007, respectively	44,220	38,616
Loan payable, Flood Trust, related party, including accrued interest of $9,995
and $8,000 as of June 30, 2007 and March 31, 2007, respectively	109,995	108,000

TOTAL CURRENT LIABILITIES	1,529,328	1,346,477

LONG TERM LIABILITIES:
Note payable, related party, non-current portion	44,000	48,000
Capitalized lease obligations, non-current portion	49,127	59,168

TOTAL LIABILITIES	1,622,455	1,453,645

SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares authorized; 5,601,140 shares issued and
5,576,234 shares outstanding as of June 30, 2007 and March 31, 2007, respectively	56,012	56,012
Additional paid-in capital	11,838,230	11,838,230
Accumulated deficit	(13,036,620)	(12,744,340)
Treasury stock at cost; 24,906 shares	(40,756)	(40,756)

Total shareholders’ deficit	(1,183,134)	(890,854)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$439,321	$562,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	June 30, 2007	July 1, 2006

Revenue	$10,664	$149,680
Manufacturing and materials cost of sales	26,073	116,610

Gross profit (loss)	(15,409)	33,070

Operating expense:
Selling	34,566	7,539
General and administrative	176,670	89,782
Research and development	53,270	47,690

Total operating expense	264,506	145,011

Operating loss	(279,915)	(111,941)

Other expense:
Interest expense and financing fees	(12,365)	(13,929)

Total other expense	(12,365)	(13,929)

Net loss before provision
for income taxes	(292,280)	(125,870)

Provision for income taxes	-	-

Net loss	$(292,280)	$(125,870)

Basic and diluted loss
per share	$(0.05)	$(0.02)

Weighted-average number of
common shares outstanding	5,576,234	5,576,234

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	June 30, 2007	July 1, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292,280)	$(125,870)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	8,801	7,577
Changes in assets and liabilities:
Accounts receivable	97,404	97,207
Inventory	(3,191)	77,834
Accounts payable	24,482	(60,874)
Other current assets	(652)	-
Deferred revenue	55,101	(49,228)
Accrued expenses	(18,374)	2,580
Accrued interest	3,598	11,557

NET CASH FROM OPERATING ACTIVITIES	(125,111)	(39,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and software	-	(16,190)

NET CASH FROM INVESTING ACTIVITIES	-	(16,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party working capital advances	248,218	45,500
Payment of related party advances	(146,919)	-
Payments on credit card advances, related party	(5,072)	(4,801)
Payments on capital lease	(2,376)	(888)

NET CASH FROM FINANCING ACTIVITIES	93,851	39,811

Net decrease in cash	(31,260)	(15,596)
Cash and cash equivalents, beginning	42,194	19,722

Cash and cash equivalents, ending	$10,934	$4,126

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Assumption of credit card liability from related party	$16,208	$-
Assumption of capital lease from related party	-	9,386
Reduction in capital lease liability from related party	(6,056)	(3,387)

Cash paid for interest	$7,301	$2,372
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder -- Kingston Systems Inc. ("Kingston” or the “Company") was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. From 1987 through 1988, the Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and was dormant for an extended period, from its last Securities and Exchange Commission (“SEC”) filing of a Form 10-Q for the period ended December 31, 1988 until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation (“Robotics”), making Robotics a wholly-owned subsidiary.

Robotics is in the business of manufacturing robotic machinery and it has been an operating company since February 11, 2002.

The majority and controlling shareholders of the Company are the following:

Name	Shares	Comments
Kingston Associates	105,902	Limited Partnership 60% controlled by Ralph McKittrick, CEO of Kingston Systems
Ralph McKittrick	32,453
Thor Corporation	2,332,133	Thor Corporation is 100% controlled by Ralph McKittrick
Flood Trust	612,251
Treasury Shares	24,906
All others	2,493,495
Total	5,601,140

Nature of Business -- The Company’s revenue generating subsidiary, Robotics, is in the business of building robots, called rotopods and hexapods. These robots are similar to the type of apparatus used to move flight simulators. The robots allow movement in all geometric planes of motion and are primarily purchased by companies for product development and testing, although some robots are used in manufacturing. A significant component of the robot package is the customized software program that operates the robot’s motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract generally generates revenue of approximately $125,000.

Basis of Presentation -- The financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished in the accompanying condensed consolidated financial statements reflects all adjustments (consisting of only normal, recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with GAAP have been omitted, pursuant to such rules and regulations. The Company’s fiscal year is from April 1 through March 31 (April 1, 2007 through March 31, 2008 is referred to as fiscal 2008 in this report).

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Kingston, and its subsidiary, Robotics. These financial statements should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended March 31, 2007, on file with the SEC. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In particular, the Company’s organization, nature of operations and significant accounting policies were presented in Note 1 to the financial statements in that report. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending March 31, 2008.

Consolidation -- The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Kingston and Robotics for all periods presented. Intercompany accounts and transactions have been eliminated in consolidation.

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

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition -- The Company categorizes all pre-shipment progress payments from the customers and service agreement revenues as “deferred revenue” on the balance sheet. Upon shipment of the robot, the Company releases the prepayment liabilities to revenue, along with the related cost of sales. The Company recognizes any deferred service agreement revenue over the life of the agreement. Costs are recognized as incurred.

Business Condition -- The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements for the three month period ended June 30, 2007, the Company incurred a net loss of $292,280. As noted in the previous paragraph, the Company’s subsidiary, Robotics, receives progress payments from customers that are not recognized as revenue until the product is shipped or billed as a completed unit sold. That customer prepayment liability was $57,600 at June 30, 2007 (shown as a component of “deferred revenue” on the Company’s balance sheet) and reflects revenue which is expected to be recognized in the 2008 fiscal year. Nonetheless, the losses from operations and the current ratio deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales improvements, the Company may not be able to continue as a going concern and may need to curtail operations.

Accounts Receivable -- Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of June 30 and March 31, 2007, allowance for doubtful accounts was $2,474 and $0, respectively .

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ) located in Orlando, Florida. The terms include the provisions that the initial payment to the Company will be approximately 80% of the approved receivables purchased and that the Company is to receive the balance of 20 % of the total receivable, less applicable finance fees of 2% of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to LSQ. In the first quarter of the Company’s 2008 fiscal year, the Company had no new factoring transactions and has received $49,070 of receivables from previous transactions, less applicable fees of $1,466 (shown as a component of interest expense in the Company's statement of operations).

Inventory -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At June 30 and March 31, 2007, inventory consisted of work in process materials, capitalized labor and spare parts. Those amounts were:

Inventory as of:	June 30, 2007	March 31, 2007
Work in Process	$27,758	$26,414
Capitalized Labor	40,591	40,526
Spare Parts	24,233	22,451
Total	$92,582	$89,391

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

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets -- The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheet as of June 30, 2007. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three month period ended June 30, 2007.

Shipping Costs -- Costs to ship products to customers are charged to cost of sales as incurred. During the three month periods ended June 30, 2007 and July 1, 2006, the Company incurred $717 and $5,423 of shipping costs, respectively.

NOTE 2 -- RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company was involved in the following related party transactions:

•
The Company has a note payable, related party, to George Coupe in the amount of $200, included in notes payable, related parties, current portion on the Company’s June 30 and March 31, 2007 balance sheets. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $20 as of June 30, 2007).

•
The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company’s June 30 and March 31, 2007 balance sheets.

•
The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. (“Holo-Dek). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly and indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the “Trust”), an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. As of June 30 and March 31, 2007, Holo-Dek has provided working capital advances to the Company in the amount of $956,147 and $854,848, which are shown in current liabilities on the Company’s balance sheet. The indebtedness to Holo-Dek is evidenced by a note payable on demand on or after March 31, 2008. The note payable presently does not require the payment of interest. After March 31, 2008, the note will bear interest at the rate of 8.0% per annum.

•
The Company has credit card advances, related party, recorded in current liabilities on its June 30 and March 31, 2007 balance sheets. Those advances are from George Coupe, President of Robotics. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company’s expenditures. The interest rates being paid to the credit card companies for the three month period ended June 30, 2007 varied between 4.99% and 17.24%. The interest rates being paid to the credit card companies for the three month period ended July 1, 2006 varied between 2.99% and 16.74%. The average interest rate paid for the three month periods ended June 30, 2007 and July 1, 2006 was 10.28% and 7.19%, respectively.

•
Robotics has a licensing and royalty agreement with the Hexel Corporation ("Hexel") relating to the co-ownership of certain robotics technology originally developed by Hexel.  Hexel is still in existence, however, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics.  Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate the licensed software and intellectual property (the payment date was extended by Hexel to March 31, 2008). Any enhancements or developments by Robotics to the robot technology, including software, are co-owned with Hexel pursuant to the licensing agreement. At June 30 and March 31, 2007, $23,291 was owed to Hexel (included in accrued expenses on the Company’s balance sheet), with $0 and $16,171 recorded as expense during the three months ended June 30, 2007 and July 1, 2006, respectively.

•	The Company has a related party note and loan payable to the Trust, discussed in Note 3, and the Company is the lessee on four related party capital leases, discussed in Note 7.

•
The Company's Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of June 30 and March 31, 2007, the balances on those credit cards totaled $76,586 and $60,378, respectively, and are recorded as a related party asset and credit card liability on the Company's balance sheets. Additionally, there is approximately $98,000 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek..

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- NOTE AND LOAN PAYABLE

The Company has a note payable to the Trust for $80,000. Of that amount, $36,000 principal and $8,000 accrued interest is a current liability and $44,000 is a long term liability. This note was issued in 2002 as part of the initial capitalization of Robotics and requires yearly principal payments of $16,000 beginning in fiscal 2007 through March 31, 2011. The note was non-interest bearing through April 1, 2006 and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). The Company has not yet made a payment on this note and has received a waiver on payment of principal and interest until August 31, 2007 (see Item 2, “Overview” for more detail on the Company’s relationship with the Flood Trust). No late fees will be assessed until after August 31, 2007, if applicable.

The Company has a loan payable to the Trust in the amount of $100,000, plus accrued interest of $9,995, shown in current liabilities on the Company’s balance sheet. This loan was made in March of 2006 and is payable on demand on or after March 16, 2007 at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. There has been no demand for payment by the Trust and no payments have been made by the Company.

See Note 7 regarding the Company’s capital lease obligations.

NOTE 4 -- INTANGIBLE ASSETS

The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of June 30 and March 31, 2007. This is a long-term asset and consists of the Robotics-built control system software for operating the machines that Robotics manufactures and sells to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues. This software is co-owned with the Hexel Corporation (see Note 2), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three month period ended June 30, 2007 and management believes that the value of the software is not impaired at June 30, 2007. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 5 -- SHAREHOLDERS' DEFICIT

At June 30 and March 31, 2007, the Company had 5,601,140 shares of common stock issued and 5,576,234 shares outstanding. At June 30 and March 31, 2007, the Company had 10,000,000 shares authorized with a par value of $0.01. At June 30 and March 31, 2007, the Company had $11,838,230 in additional paid-in capital, and an accumulated deficit of $13,036,620 and $12,744,340, respectively. At June 30 and March 31, 2007 (fiscal year-end), the Company had 24,906 shares of treasury stock, stated at a cost of $40,756.

NOTE 6 -- INCOME TAXES

The Company had net operating loss (“NOL”) carry-forwards up to March 1988 when it last filed with the SEC and has had net operating losses since that date. These net operating loss carry-forwards expire after 15 years for losses incurred through March 1997 and after 20 years for losses incurred beginning with the March 1998 year-end. In accordance with the Internal Revenue Code, the amount of these NOL's which can be utilized by the Company is limited to an annual amount of approximately $79,531 and a total limit of approximately $1,590,627 over a 20 year period. As of March 31, 2007 (fiscal year-end), the Company had consolidated net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,206,584 which, if unused, will expire between 2008 and 2026.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company’s Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The term of the lease is six years, ending March 31, 2008. The lease includes a base rent and common area/maintenance payment. As discussed in Note 2, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage. The Company’s share of the leasing costs for the three month periods ended June 30, 2007 and July 1, 2006 were $12,956 and $8,421, respectively. The increase in rent over the prior period was primarily due to an increase in space being utilized by Robotics.

Capital Leases

The Company has executed capital leases for manufacturing equipment and software in the aggregate amount of $44,447. As of June 30, 2007, accumulated depreciation on the equipment was $7,684 and the net book value was $36,763.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ITEM 2

The Company’s Robotics subsidiary is the named lessee on four leases used to acquire equipment for Holo-Dek (see Note 2). The Company has ultimate responsibility to make all payments regarding the leases. A total of $81,505 of equipment was acquired. The leases are reflected on the Company’s balance sheet as a related party lease asset and a capitalized lease obligation.

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

Overview

Management’s plan of operations for the next twelve months is to expand Robotic’s business, increasing revenue volume and improving operating margins, in order to reduce, and eventually eliminate, its historical net losses. There are current activities that are critical to successfully achieving that plan. The Company is working to sell a new robot application, consisting of a hexapod-mounted water jet cutter (“Hex-A-Jet”), into markets that have been previously untapped for robot sales. The Company has identified an opportunity to become a significant supplier of robots to Holo-Dek, which will use those robots in their planned build-out of video gaming centers. The Company has been considering acquiring Holo-Dek as part of its business expansion plan. There can be no assurance that the management’s plan of operations will be successful.

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

The Company is currently reliant upon working capital loans that originate primarily from the Flood Trust through its investments and loans to Holo-Dek which, in turn, are provided to the Company to offset the Company’s cash flow deficit. Although this funding source has proven reliable in the past (as the Trust, previously a significant provider of funding directly to Robotics, is also a significant provider of funding to Holo-Dek), there is no guarantee that this funding source will continue to be available for the next twelve months. The Company is also continuing to seek private investments from other sources, but presently has no definitive agreements in place with respect to obtaining such investments.

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

Given that the Company has limited funds available at this time, extensive marketing of its products is still only in the planning stages. The Company currently uses its head of sales, its web site and business contacts to market its products. The Company plans to develop more extensive use of print advertising and display its products at numerous industry conferences if improved sales provide additional funding.

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

Another area of research and development on which Robotics is focused on perfecting is the software and hardware capabilities of the R Series line for Robotic’s bio-medical opportunities. The main concentration has been implementing a dual encoder set-up on the motors to allow for precise motion under heavy and varied load, coupled with a software interface that allows communication directly with Math Lab and the Lab View products (which are standard in this industry).

On the P Series line, Robotics has focused on improving the joint retaining rings and sockets for improved accuracy, manufacturability and ease of assembly.

In regards to the Company’s Robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees. If one or more of the above noted plans is successful and sales increase significantly, the Company would have to expand resources. Until sales improve, the Company will continue to be reliant upon working capital advances from the Flood Trust (through the Trust’s investments in Holo-Dek - the Company has been and is reliant upon the Flood Trust for the majority of its working capital financing) and other less significant sources of funding, to maintain its liquidity and continue operations. If such advances cease or are reduced, the Company would be forced to contract resources.

Results of Operations
Summary

Kingston was incorporated in 1983 and re-incorporated in Delaware in 1987. The Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and was dormant for an extended period, from its last SEC filing of a Form 10-Q for the period ended December 31, 1988 until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation, making Robotics a wholly-owned subsidiary.

During the three month period ended June 30, 2007, the Company focused a significant amount of resources on developing its Robotics business. The Company focused its engineering staff on research and development, exploring new methods of utilizing the Company’s products in a variety of industries.

The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek (see Note 2). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. Consequently, the Company has developed allocation methodologies to best determine the expenses to charge to each company. Space related costs are allocated based upon office square footage, while payroll related costs are allocated based upon time reports provided by the employees whose time is shared. This arrangement between the two companies provides flexibility to quickly re-allocate resources, dependent upon business conditions.

The Three Months Ended June 30, 2007 Compared to the Three Months Ended July 1, 2006

Revenues for the first quarter of fiscal 2008 and 2007 were $10,664 and $149,680, reflecting solely the revenues of Robotics in both periods. Equipment sales were $0 and $146,820 in the first quarters of fiscal 2008 and 2007, respectively. Although no robots were shipped in the three months ended June 30, 2007, the Company does have one order in process and is pursuing other orders that would generate second quarter deposits and third/fourth quarter revenue. One robot was shipped in the three months ended July 1, 2006. Total revenue related to the amortization of service agreement revenue was $2,500 for the first quarters of fiscal 2008 and 2007. The remaining revenue reflects service-related charges. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed or shipped. As of June 30, 2007, that liability was $57,600. It is likely that the June 30, 2007 liability will be recognized as revenue during the second quarter of the Company’s 2008 fiscal year. As of June 30, 2007, the Company had $134,400 in progress payments not yet invoiced on its robot in process.

Cost of sales was $26,073 and $116,610 for the first quarters of fiscal 2008 and 2007, respectively. In the first quarter of fiscal 2008, cost of sales represents overhead allocation and idle production salary costs. In the first quarter of 2007, cost of sales was comprised of costs related to a robot shipment, along with overhead allocation. As a percentage of revenue, cost of sales in the first quarter of fiscal 2007 was 78%, equal to the fiscal year 2007 percentage (As previously discussed in the “Overview” and “Plan of Operations,” the Company is working to reduce its overall cost structure). As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of June 30, 2007, the Company’s inventory was $92,582, which reflects $67,601 of customer order related inventory.

Selling expenses for the first quarters of fiscal 2008 and 2007 reflect solely the expenses of Robotics. The Company’s expenses were $34,566 and $7,539 respectively, which were comprised primarily of salaries related to the selling of Robotic’s products. The reason for the increase over the prior year period was primarily due to additional allocation of sales resources from Holo-Dek to Robotics, in an attempt to generate orders.

General and administrative expenses were $176,670 and $89,782 in the first quarters of fiscal 2008 and 2007. For the first quarter of fiscal 2008, the amount consisted of accounting and audit expenses of $22,157, engineering related expenses of $44,110, other payroll related expenses of $30,309, consulting expenses of $18,625, legal expenses of $5,112, rent and utility expenses of 10,308, insurance expenses of $10,637 and stockholder relations costs of $10,647. The remaining expenses of $24,765 were for travel, depreciation and other costs. For the first quarter of fiscal 2007, the amount consisted of engineering related expenses of $36,248, $18,789 of other payroll related expenses, rent and utility expenses of $14,836 and insurance expenses of $3,368. The remaining expenses of $16,441 were for travel, depreciation and other costs. The year over year increase in expenses was primarily due to more significant usage of legal, accounting, audit, consulting and stockholder relations services to support the Company’s public status and reporting requirements. Additionally, there was some usage of Holo-Dek resources by Robotics.

Research and development expenses were $53,270 and $47,690 for the first quarters of fiscal 2008 and 2007. In both quarters, those costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic’s products. The increase over the prior year period was primarily due to the allocation of a higher proportion of engineering time to research and development during the first quarter of 2008, compared with the first quarter of 2007.

Interest expense for the first quarters of fiscal 2008 and 2007 was $12,365 and $13,929. In the first quarter of 2008, this reflects interest related to the notes payable, related parties, the costs related to the factoring of the receivables and the credit card advances, related party. In 2007, the interest expense was primarily related to the judgment payable, which was subsequently settled in the fourth quarter of the Company’s 2007 fiscal year.

The Company’s loss for the first quarter of fiscal 2008 was $292,280 and the Company’s loss for the first quarter of fiscal 2007 was $125,870. These losses resulted in a per share loss of $0.05 and a per share loss of $0.02 in the first quarters of fiscal 2008 and 2007, respectively. The losses in the first quarter of 2008 resulted from the increase in general and administrative expenses (as discussed previously) and a revenue level insufficient to cover the fixed costs of operations.

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

During the first three months of fiscal 2008, net cash used by operations was $125,111, compared with $39,217 used in the prior year period. In the first three months of fiscal 2008, the net loss was partially offset by the reduction in accounts receivable and an increase in deferred revenue, resulting from the Company’s receipt of payments from prior period sales and receipt of a deposit on a current period order (the Company’s backlog on this order is $134,400). In the prior year period, cash from accounts receivable and inventory, along with accrued interest on the judgment and loan payable, was primarily offset by the decreases in payables and deferred revenue, along with the net loss. This is consistent with the Company's fulfillment of a large order during the first quarter.

Net cash used in investing activities was $0 for the first three months of fiscal 2008, compared with net cash used of $16,190 for the prior year period. The use of funds in the first three months of fiscal 2007 was for testing equipment and capitalized labor.

Cash provided by financing activities was $93,851 for the first three months of fiscal 2008, compared with net cash provided of $39,811 for the first three months of fiscal 2007. The source of cash in both first quarters of the 2008 and 2007 fiscal years was from advances from Holo-Dek, a related party.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida. The terms include the provisions that the initial payment to the Company will be approximately 80% of the approved receivables purchased and that the Company is to receive the balance of 20 % of the total receivable, less applicable finance fees of 2% of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to LSQ. In the first quarter of the Company’s 2008 fiscal year, the Company had no new factoring transactions and has received $49,070 of receivables from previous transactions, less applicable fees of $1,466 (shown as a component of interest expense in the Company's statement of operations).

The Company's cash and cash equivalents of $10,934 as of June 30, 2007, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. The Company is focusing its funding efforts on increasing its level of sales of robotic products. In the interim, the Company anticipates subsidizing its losses with working capital advances from Holo-Dek (Holo-Dek is funded by the Trust), although there can be no assurance that funding will continue to be available.

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company’s future operations. Should that occur, the Company may need to cease or curtail its operations.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company had no off balance sheet arrangements with any parties.

 Legal Contingencies

The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At June 30, 2007, there were no outstanding legal proceedings, nor are there any reserves established.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that this Interpretation will have a material impact on the Company’s financial statements.

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

In September 2006, the Emerging Issues Task Force ("EITF") issued EITF Abstracts Issue No. 06-3 (EITF 06-3). The EITF is providing guidance on how taxes collected from customers and remitted to Governmental Authorities should be presented in the income statements. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. EITF 06-3 does not have an impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company does not expect this standard to have a material effect on its financial statements.

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007 to ensure that material information relating to the Company is recorded, processed, summarized and reported within the time periods in which this Report on Form10-QSB has been prepared. Management has concluded that the consolidated financial statements included in this Form 10-QSB present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.

Changes in internal control over financial reporting
The Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the effectiveness of these controls for the three months ended June 30, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of the Company's internal controls, and an attestation of the effectiveness of these controls by the Company's independent registered public accountants, beginning with the Company's Form10-KSB for the fiscal year ending on March 31, 2009. The Company plans to dedicate significant resources, including management time and effort, in connection with the Company's Section 404 assessment. The evaluation of the Company's internal controls will be conducted under the direction of its senior management.

Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

KINGSTON SYSTEMS INC.

Date: August 14, 2007	By:	/s/ Ralph E. McKittrick
Ralph E. McKittrick
Chief Executive Officer

Date: August 14 , 2007	By:	/s/ George J. Coupe
George J. Coupe
Chief Financial Officer