Form 10QSB
period 2007-09-29
KINGSTON SYSTEMS INC
filed 2007-11-13
CIK 810837

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-QSB

For the Quarterly Period Ended September 29, 2007

Commission File Number: 0-15840

KINGSTON SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1688816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Merrill Industrial Drive Unit 12 Hampton, New Hampshire	03842
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: 603-758-1333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding

Common Stock (par value $0.01 per share)	5,576,234 as of November 9, 2007

Transitional small business disclosure format (Check one) YES [  ] NO [X]

Form 10-QSB Page 1

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 29, 2007 and March 31, 2007	2
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 29, 2007 and September 30, 2006	3
	Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended September 29, 2007 and September 30, 2006	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 29, 2007 and September 30, 2006	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6-10

Item 2.	Management's Discussion and Analysis or Plan of Operations	10-15

Item 3.	Controls and procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

Exhibits		19-22

Form 10-QSB Page 2

ITEM 1: FINANCIAL STATEMENTS

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2007	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,645	$42,194
Accounts receivable, less allowance for doubtful accounts of $2,474 and $0 as of
September 29, 2007 and March 31, 2007, respectively	110,356	110,749
Inventory	91,667	89,391
Related party leases, current portion	29,822	25,841
Related party receivable	72,440	60,378
Other current assets	9,545	5,444
TOTAL CURRENT ASSETS	315,475	333,997

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $20,933	38,202	40,598
and $16,202 as of September 29, 2007 and March 31, 2007, respectively
Software, net of accumulated amortization of $5,420 and $2,315	14,454	17,559
as of September 29, 2007 and March 31, 2007, respectively
Software development costs, net of accumulated amortization of $38,659	117,028	126,681
and $29,006 as of September 29, 2007 and March 31, 2007, respectively
Security deposits	12,000	12,000
Related party leases, non-current portion	21,042	31,956
TOTAL ASSETS	$518,201	$562,791
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$99,897	$41,613
Related party advances	1,211,170	854,848
Accrued expenses	64,254	63,964
Deferred revenue	19,583	24,582
Capitalized lease obligations, current portion	41,037	36,048
Credit card advances, related party	90,320	72,128
Credit card liability	72,440	60,378
Wages payable, related party	46,300	46,300
Notes payable, related parties, current portion including accrued interest
of $9,624 and $6,416 as of September 29, 2007 and March 31, 2007, respectively	25,824	38,616
Loan payable, Flood Trust, related party, including accrued interest of $11,989
and $8,000 as of September 29, 2007 and March 31, 2007, respectively	111,989	108,000
TOTAL CURRENT LIABILITIES	1,782,814	1,346,477

LONG TERM LIABILITIES:
Note payable, related party, non-current portion	64,000	48,000
Capitalized lease obligations, non-current portion	42,382	59,168
TOTAL LIABILITIES	1,889,196	1,453,645
SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares authorized; 5,601,140 shares issued and
5,576,234 shares outstanding as of September 29, 2007 and March 31, 2007,
respectively	56,012	56,012
Additional paid-in capital	11,838,230	11,838,230
Accumulated deficit	(13,224,481)	(12,744,340)
Treasury stock at cost; 24,906 shares	(40,756)	(40,756)
TOTAL SHAREHOLDERS' DEFICIT	(1,370,995)	(890,854)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$518,201	$562,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-QSB Page 3

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	September 29, 2007	September 30, 2006
Revenue	$168,086	$4,480
Manufacturing and materials cost of sales	140,280	27,995
Gross profit (loss)	27,806	(23,515)
Operating expense:
Selling	38,438	24,689
General and administrative	120,148	100,862
Research and development	52,071	42,222
Total operating expense	210,657	167,773
Operating loss	(182,851)	(191,288)
Other expense:
Interest expense and financing fees	(5,010)	(14,663)
Total other expense	(5,010)	(14,663)

Net loss before provision
for income taxes	(187,861)	(205,951)

Provision for income taxes	-	-

Net loss	$(187,861)	$(205,951)
Basic and diluted loss
per share	$(0.03)	$(0.04)
Weighted-average number of
common shares outstanding	5,576,234	5,576,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-QSB Page 4

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED
	September 29, 2007	September 30, 2006
Revenue	$178,750	$154,160
Manufacturing and materials cost of sales	166,353	144,605
Gross profit	12,397	9,555
Operating expense:
Selling	73,005	32,228
General and administrative	296,818	190,989
Research and development	105,340	89,912
Total operating expense	475,163	313,129
Operating loss	(462,766)	(303,574)
Other expense:
Interest expense and financing fees	(17,375)	(28,592)
Total other expense	(17,375)	(28,592)

Net loss before provision
for income taxes	(480,141)	(332,166)

Provision for income taxes	-	-

Net loss	$(480,141)	$(332,166)
Basic and diluted loss
per share	$(0.09)	$(0.06)
Weighted-average number of
common shares outstanding	5,576,234	5,576,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-QSB Page 5

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	September 29, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480,141)	$(332,166)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	17,488	15,153
Changes in assets and liabilities:
Accounts receivable	393	126,849
Inventory	(2,276)	69,986
Accounts payable	58,283	(111,462)
Other current assets	(4,101)	-
Deferred revenue	(4,999)	27,426
Accrued expenses	290	(589)
Accrued interest	7,197	23,121
NET CASH FROM OPERATING ACTIVITIES	(407,866)	(181,682)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and software	(2,335)	(16,190)
NET CASH FROM INVESTING ACTIVITIES	(2,335)	(16,190)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party working capital advances	532,358	362,018
Payment of related party advances	(176,034)	(139,146)
Receipts from/(payments) on credit card advances, related party	18,192	(18,919)
Payments on capital lease	(4,864)	(1,623)
NET CASH FROM FINANCING ACTIVITIES	369,652	202,330
Net increase (decrease) in cash	(40,549)	4,458
Cash and cash equivalents, beginning	42,194	19,722
Cash and cash equivalents, ending	$1,645	$24,180
Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Shares issued in acquisition of Robotics, net of cash acquired	$-	$1,797,764
Assumption of credit card liability from related party	12,062	50,030
Assumption of capital lease from related party	6,042	9,209
Reduction in capital lease liability from related party	(12,975)	(7,098)

Cash paid for interest	$6,616	$5,470
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Form 10-QSB Page 6

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder -- Kingston Systems Inc. ("Kingston” or the “Company") was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. From 1987 through 1988, the Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and was dormant for an extended period, from its Securities and Exchange Commission (“SEC”) filing of a Form 10-Q for the period ended December 31, 1988 until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation (“Robotics”), making Robotics a wholly-owned subsidiary.

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

Business Condition -- The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements for the six month period ended September 29, 2007, the Company incurred a net loss of $480,141. As noted in the previous paragraph, the Company’s subsidiary, Robotics, receives progress payments from customers that are not recognized as revenue until the product is shipped or billed as a completed unit sold. That customer prepayment liability was $0 at September 29, 2007 (shown as a component of “deferred revenue” on the Company’s balance sheet). The Company’s losses from operations and the current ratio deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales improvements, the Company may not be able to continue as a going concern and may need to curtail or cease operations.

Accounts Receivable -- Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of September 29, 2007 and March 31, 2007, allowance for doubtful accounts was $2,474 and $0, respectively.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida. The terms include the provisions that the initial payment to the Company will be approximately 80% of the approved receivables purchased and that the Company is to receive the balance of 20% of the total receivable, less applicable finance fees of 2% of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to LSQ. In the second quarter of the Company’s 2008 fiscal year, the Company had $62,622 in new factoring transactions and received $4,820 in payment of receivables from previous transactions, less applicable fees of $2,096 (shown as a component of interest expense in the Company's statement of operations). In the first half of fiscal 2008, the Company had $62,622 in new factoring transactions and received $53,890 in payment of receivables from previous transactions, less applicable fees of $3,562.

Inventory -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At September 29, 2007 and March 31, 2007, inventory consisted of work in process materials, capitalized labor and spare parts. Those amounts were:

Inventory as of:	September 29, 2007	March 31, 2007
Work in Process	$26,349	$26,414
Capitalized Labor	40,591	40,526
Spare Parts	24,727	22,451
Total	$91,667	$89,391

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

Form 10-QSB Page 8

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets -- The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of September 29, 2007 and March 31, 2007. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three or six month period ended September 29, 2007.

Shipping Costs -- Costs to ship products to customers are charged to cost of sales as incurred and billed to customers at cost. During the three month periods ended September 29, 2007 and September 30, 2006, the Company incurred $3,226 and $4 of shipping costs, respectively. During the six month periods ended September 29, 2007 and September 30, 2006, the Company incurred $3,943 and $6,416 of shipping costs, respectively.

NOTE 2 -- RELATED PARTY TRANSACTIONS

As of September 29, 2007, the Company was involved in the following related party transactions:

•
The Company has a note payable, related party, to George Coupe, Chief Financial Officer of the Company and President of Robotics, in the amount of $200, included in notes payable, related parties, current portion on the Company’s September 29, 2007 and March 31, 2007 balance sheets. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $24 as of September 29, 2007).

•
The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company’s September 29, 2007 and March 31, 2007 balance sheets.

•
The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. (“Holo-Dek”). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly and indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the “Trust”), an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. As of September 29, 2007 and March 31, 2007, Holo-Dek has provided working capital advances to the Company in the amount of $1,211,078 and $854,848, which are shown in current liabilities on the Company’s balance sheet. The indebtedness to Holo-Dek is evidenced by a note payable on demand on or after March 31, 2008. The note payable presently does not require the payment of interest. After March 31, 2008, the note will bear interest at the rate of 8.0% per annum.

•
The Company has credit card advances, related party, recorded in current liabilities on its September 29, 2007 and March 31, 2007 balance sheets. Those advances are from George Coupe, Chief Financial Officer of the Company and President of Robotics. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company’s expenditures. The interest rates being paid to the credit card companies for the three and six month periods ended September 29, 2007 varied between 12.15% and 24.24% and 4.99% and 24.24%, respectively. The interest rates being paid to the credit card companies for the three and six month periods ended September 30, 2006 varied between 2.99% and 17.24%. The average interest rate paid for the three and six month periods ended September 29, 2007 were 15.74% and 15.60%, respectively. The average interest rate paid for the three and six month periods ended September 30, 2006 were 7.78% and 7.75%, respectively.

•
Robotics has a licensing and royalty agreement with the Hexel Corporation ("Hexel") relating to the co-ownership of certain robotics technology originally developed by Hexel.  Hexel is still in existence, though, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics.  Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate the licensed software and intellectual property (the payment date was extended by Hexel to March 31, 2008). Any enhancements or developments by Robotics to the robot technology, including software, are co-owned with Hexel pursuant to the licensing agreement. At September 29, 2007 and March 31, 2007, $26,226 and $23,291 was owed to Hexel (included in accrued expenses on the Company’s balance sheet), with $2,935 recorded as expense during the three and six months ended September 29, 2007 and $0 and $2,036 recorded as expense during the three and six months ended September 30, 2006, respectively.

•	The Company has a related party note and loan payable to the Trust, discussed in Note 3, and the Company is the lessee on five related party capital leases, discussed in Note 7.
•
The Company's Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of September 29, 2007 and March 31, 2007, the balances on those credit cards totaled $72,440 and $60,378, respectively, and are recorded as a related party asset and credit card liability on the Company's balance sheets. Additionally, there is approximately $98,000 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek.

Form 10-QSB Page 9

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- NOTE AND LOAN PAYABLE

The Company has a note payable to the Trust for $80,000. Of that amount, $16,000 principal and $9,600 accrued interest is a current liability and $64,000 is a long term liability. This note was issued in 2002 as part of the initial capitalization of Robotics and requires yearly principal payments of $16,000 beginning in fiscal 2007 through March 31, 2011. The note was non-interest bearing through April 1, 2006 and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). The Company received a waiver on payment of principal and interest (and late fees, if applicable) until August 31, 2007 and, subsequent to that date, payments are only required if the Flood Trust makes a written demand to Robotics (see Item 2, “Overview” for more detail on the Company’s relationship with the Flood Trust). As of the date of this report, the Trust has not made a written demand for payments and the Company has not yet made a payment on this note.

The Company has a loan payable to the Trust in the amount of $100,000, plus accrued interest of $11,989, shown in current liabilities on the Company’s balance sheet. This loan was made in March of 2006 and is payable on demand on or after March 16, 2007 at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. There has been no demand for payment by the Trust and no payments have been made by the Company.

See Note 7 regarding the Company’s capital lease obligations.

NOTE 4 -- INTANGIBLE ASSETS

The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of September 29, 2007 and March 31, 2007. This is a long-term asset and consists of the Robotics-built control system software for operating the machines that Robotics manufactures and sells to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues. This software is co-owned with the Hexel Corporation (see Note 2), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three or six month period ended September 29, 2007 and management believes that the value of the software is not impaired at September 29, 2007. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 5 -- SHAREHOLDERS' DEFICIT

At September 29, 2007 and March 31, 2007, the Company had 5,601,140 shares of common stock issued and 5,576,234 shares outstanding. At September 29, 2007 and March 31, 2007, the Company had 10,000,000 shares authorized with a par value of $0.01. At September 29, 2007 and March 31, 2007, the Company had $11,838,230 in additional paid-in capital, and an accumulated deficit of $13,224,481 and $12,744,340, respectively. At September 29 and March 31, 2007, the Company had 24,906 shares of treasury stock, stated at a cost of $40,756.

NOTE 6 -- INCOME TAXES

The Company had net operating loss (“NOL”) carry-forwards up to March 1988 when it last filed with the SEC before an extended period of dormancy (the next filing with the SEC was for the year ended March 31, 2005) and has had net operating losses since that date. These net operating loss carry-forwards expire after 15 years for losses incurred through March 1997 and after 20 years for losses incurred beginning with the March 1998 year-end. In accordance with the Internal Revenue Code, the amount of these NOL's which can be utilized by the Company is limited to an annual amount of approximately $79,531 and a total limit of approximately $1,590,627 over a 20 year period. As of March 31, 2007 (fiscal year end), the Company had consolidated net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,206,584 which, if unused, will expire between 2008 and 2027.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company’s Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The term of the lease is six years, ending March 31, 2008. The lease includes a base rent and common area/maintenance payment. As discussed in Note 2, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage used. The Company’s share of the leasing costs for the three and six month periods ended September 29, 2007 were $12,956 and $25,912, respectively. The Company’s share of the leasing costs for the three and six month periods ended September 30, 2006 were $8,421 and $16,842, respectively. The increase in rent over the prior year periods was primarily due to an increase in space being utilized by Robotics. Kingston required no space during the six month periods ended September 29, 2007 or September 30, 2006.

Form 10-QSB Page 10

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ITEM 2

Capital Leases
The Company has executed capital leases for manufacturing equipment and software in the aggregate amount of $44,447. As of September 29, 2007, accumulated depreciation on the equipment was $10,447 and the net book value was $34,000.

The Company’s Robotics subsidiary is the named lessee on five leases used to acquire equipment for Holo-Dek (see Note 2). The Company has ultimate responsibility to make all payments regarding the leases. A total of $87,547 of equipment was acquired. The leases are reflected on the Company’s balance sheet as a related party lease asset and a capitalized lease obligation. All monthly payments on the leases were made by Holo-Dek during the six month period ended September 29, 2007.

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

Overview
Management’s plan of operations for the next twelve months is to expand Robotic’s business, increasing revenue volume and improving operating margins, in order to reduce, and eventually eliminate, its net losses. There are current activities that are critical to successfully achieving that plan. The Company has succeeded in manufacturing and shipping a new robot application system, consisting of a hexapod-mounted water jet cutter (“Hex-A-Jet”), into industrial markets where castings (or attachments to castings) are trimmed of excess material (“flash”) - a market application that has been previously untapped for hexapodic robot sales. In addition, the Company has been in negotiations with Holo-Dek to become a significant supplier of robots to Holo-Dek’s planned build-out of video gaming centers (the Company has also been in preliminary negotiations with Holo-Dek regarding acquiring Holo-Dek as part of Kingston’s business expansion plan). There can be no assurance that management’s plan of operations will be successful.

The Company is also evaluating its cost structure and robot designs in order to reduce cost of sales for each robot sale. A good portion of that cost reduction is expected to come from cost savings related to volume purchases of fabrications and purchased parts. An additional component of cost reduction may result from research and development, as the Company continues to focus on standardization, in order to reduce or eliminate non-recurring engineering and design costs, and to develop new applications and additional markets for existing robot designs. In addition, the Company has recently designed a hexapod that employs slides instead of carriages around a ring, or actuators and integral electromechanical systems, eliminating the need for a large and expensive control cabinet that currently is situated near each robot, with control and power cables connecting the cabinet to the robot. As a result of this new design, this system is expected to be produced at a much lower cost than any robot the Company has ever made before, with significantly expanded market opportunities due to the lower prices that will now be possible for this new type of hexapod.

The Company is currently reliant upon working capital loans that originate primarily from the Flood Trust through its investments and loans to Holo-Dek which, in turn, are provided to the Company to assist in the funding of Robotic’s operations. Although this funding source has proven reliable in the past (as the Trust, previously a significant provider of funding directly to Robotics, is also a significant provider of funding to Holo-Dek), there is no guarantee that this funding source will continue to be available for the next twelve months. The Company is also continuing to seek private investments from other sources, but presently has no definitive agreements in place with respect to obtaining such investments.

Should the Company not be able to generate the funding necessary to meet its obligations on a timely basis, the Company may not be able to continue as a going concern and may need to curtail or cease operations.

Plan of Operations
As discussed in Note 1 and below in the Management’s Discussion and Analysis, Kingston was a dormant company from 1988 until, in August of 2005, Kingston acquired Robotics in an attempt to revive itself. Robotic’s business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Management believes that Robotic’s robot products are unique in the industry because they are more technologically advanced than potential competitor’s products.

The Company’s head of sales is focused on selling robots into a number of venues. In existing markets, such as universities using the robots for bio-medical research, the Company is approaching existing customers for additional orders and exploring opportunities to sell products to other universities. But, the Company feels that its ability to achieve profitability is contingent upon new products and applications in new markets. The Company’s P3000 Water-Jet Cutter is a new product, (the water jet cutter is more accurate than the current devices in use and handles 5 axis work, which is currently rare in the industry), being direct-marketed at this time primarily to the heavy equipment industry and to defense

Form 10-QSB Page 11

contractors. The first Hex-A-Jet robot (casting excess material removal) manufactured by Robotics was sold to Armor Holdings, a subsidiary of BAE Systems, PLC, a major defense contractor, in the first fiscal quarter of the Company’s current fiscal year, and was shipped by Robotics to Jet Edge, Inc. in September, 2007. Jet Edge is attaching their water jet cutting machine to the Robotics robot and plans to install the complete system in the Armor Holdings plant by the end of calendar 2007. In addition, Robotics has produced a special R 2000 machine for Holo-Dek. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek to integrate the simulator platform with different video games for the amusement of its customers. Robotics hopes to offer a similar product to companies involved with flight training for small aircraft. Finally, the Company is exploring new applications in the automotive parts and assembly markets.

Robotics also intends to adopt a strategy of pursuing the licensing of its core technology to strategic alliance partners. To date, no potential partners have signed a strategic partnership agreement with the Company. The plan is to have these partners manufacture and distribute entire machines, or Robotics may elect to provide only the core components. Robotics intends to be the primary provider of six degrees of freedom parallel platform manipulator robots to various new applications. By establishing such strategic relationships and leveraging the manufacturing and marketing strengths of such strategic partners, Robotics expects to gain greater recognition and increase its revenue.

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

Ongoing research and development is a priority of the Company, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing, defense, R&D and other commercial settings. Currently, the Company’s engineers are focusing on a number of different arenas for research and development efforts. First, the Company will continue to work on the software algorithms to expand the applications and industries served by the Company. Second, the Company is exploring ways to improve upon the robot leg actuators purchased by developing new designs with its suppliers and manufacturing partners. This will allow the Company’s machines to achieve even greater accuracy and allow the Company to purchase lower cost components when purchasing in larger volumes. Third, the Company is planning to use one of its platforms as a simulator for both the small aircraft flight training industry, as well as an interactive ride for video game entertainment. The research and development effort will seek to create the tools necessary for game developers and flight schools to integrate their current or future software products with the Company’s simulator.

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

On the P Series line, Robotics has focused on improving the joint retaining rings and sockets for even greater accuracy, manufacturability and ease of assembly. The design of a new P3000 model robot for use in various water-jet applications has been successful and two units of this model have now been manufactured and shipped by Robotics to its customers.

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

During the three and six month periods ended September 29, 2007, the Company focused a significant amount of resources on developing its Robotics business. The Company focused its engineering staff on research and development, exploring new methods of utilizing the Company’s products in a variety of industries.

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

Form 10-QSB Page 12

The Three Months Ended September 29, 2007 Compared to the Three Months Ended September 30, 2006
Revenues for the second quarters of fiscal 2008 and 2007 were $168,086 and $4,480, respectively, reflecting solely the revenues of Robotics in both periods. Equipment sales were $165,586 and $0 in the second quarters of fiscal 2008 and 2007, respectively. One order for two robots was shipped in the three months ended September 29, 2007 and no robots were shipped in the three months ended September 30, 2006. Total revenue related to the amortization of service agreement revenue was $2,500 for the second quarters of fiscal 2008 and 2007. The remaining revenue reflects service-related charges. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed or shipped. As of September 29, 2007, that liability was $0. As of September 29, 2007, the Company had no progress payments not yet invoiced on robots in process. Subsequent to September 29, 2007, the Company received an order that totaled approximately $318,000 and is expected to ship in the Company’s fourth quarter.

Cost of sales was $140,280 and $27,995 for the second quarters of fiscal 2008 and 2007, respectively. In the second quarter of fiscal 2008, the amount primarily reflects costs related to the Robotics sales order shipped during the period, of which $93,062 was the cost of materials and $17,547 was the cost of direct labor used in the production of the robots. The remaining $29,671 was primarily manufacturing shop overhead. In the second quarter of 2007, cost of sales was minimal since no robots were shipped during that period. A relatively high amount of overhead and direct labor cost was charged to Robotic’s inventory for active customer orders in that quarter. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of September 29, 2007, the Company’s inventory was $91,667, none of which reflects customer order related inventory.

Selling expenses for the second quarters of fiscal 2008 and 2007 reflect solely the expenses of Robotics. The Company’s expenses were $38,438 and $24,689 respectively, which were comprised primarily of salaries related to the selling of Robotic’s products. The reason for the increase over the prior year period was primarily due to the additional allocation of sales resources from Holo-Dek to Robotics, which helped generate the Company’s new, third quarter order.

General and administrative expenses were $120,148 and $100,862 in the second quarters of fiscal 2008 and 2007. For the second quarter of fiscal 2008, the amount consisted of accounting and audit expenses of $3,546, engineering related expenses of $35,454, other payroll related expenses of $30,057, consulting expenses of $8,447, legal expenses of $2,748, rent and utility expenses of $11,439, insurance expenses of $12,275 and stockholder relations costs of $10,472. The remaining expenses of $5,710 were for travel, depreciation and other costs. For the second quarter of fiscal 2007, the amount consisted of engineering related expenses of $35,125, $23,165 of other payroll related expenses, rent and utility expenses of $12,776, stockholder relations expenses of $8,506 and insurance expenses of $4,659. The remaining expenses of $16,631 were for travel, depreciation and other costs. The year over year increase in expenses was primarily due to legal, accounting, audit, consulting, insurance and stockholder relations services, primarily to support the Company’s public status and reporting requirements. Additionally, there was some usage of Holo-Dek resources by Robotics.

Research and development expenses were $52,071 and $42,222 for the second quarters of fiscal 2008 and 2007. In both quarters, those costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic’s products. The increase over the prior year period was primarily due to the allocation of a higher proportion of engineering time to research and development during the second quarter of 2008, compared with the second quarter of 2007.

Interest expense for the second quarters of fiscal 2008 and 2007 was $5,010 and $14,663. In the second quarter of 2008, this reflects interest related to the notes payable, related parties, the costs related to the factoring of the receivables and the credit card advances, related party. These costs were partially offset by a vendor credit for interest previously charged to the Company. In fiscal 2007, the interest expense was primarily related to the judgment payable, which was subsequently settled in the fourth quarter of the Company’s 2007 fiscal year, and, to a lesser degree, the notes payable, related parties, and the credit card advances, related party.

The Company’s loss for the second quarter of fiscal 2008 was $187,861 and the Company’s loss for the second quarter of fiscal 2007 was $205,951. These losses resulted in a per share loss of $0.03 and a per share loss of $0.04 in the second quarters of fiscal 2008 and 2007, respectively. The losses in the second quarters of 2008 and 2007 resulted primarily from the level of general and administrative expenses (as discussed previously) and a revenue level insufficient to cover the fixed costs of operations.

The Six Months Ended September 29, 2007 Compared to the Six Months Ended September 30, 2006
Revenues for the first six months of fiscal 2008 and 2007 were $178,750 and $154,160, respectively, reflecting solely the revenues of Robotics in both periods. In the first six months of 2008 and 2007, $5,000 of the total revenue was related to the amortization of service agreement revenue. During the first six months of fiscal 2008, the Company completed one major project for two robots and recognized the sales for that project. Additionally, the Company had sales due to smaller projects, such as frames and repairs. In the prior year period, the sales were primarily related to the completion of one major project and, to a lesser degree, smaller projects such as frames and repairs. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed or shipped. As of September 29, 2007, that liability was $0. In addition, as of September 29, 2007, the Company has $0 in progress payments not yet invoiced on robots in process. As of the date of this report, but subsequent to September 29, 2007, the Company received an order that totaled approximately $318,000 and is expected to ship in the Company’s fourth quarter.

In the first six months of fiscal 2008 and 2007, cost of sales was $166,353 and $144,605, respectively. Such amounts primarily reflect costs related to the Robotics sales orders shipped in the periods, of which $93,522 and $97,423, respectively, were for materials and $17,547 and $15,519, respectively, were for direct labor used in the production of the robots. The remaining amounts were primarily manufacturing shop overhead of $55,284 and $31,663, respectively. The increase in the cost of sales, period over period, was primarily due to additional space being

Form 10-QSB Page 13

used by the shop areas in the first six months of fiscal 2008 and the increased associated overhead costs related to that additional space. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of September 29, 2007, the Company’s inventory was $91,667, none of which reflects customer order related inventory.

Selling expenses for the first six months of fiscal 2008 and 2007 reflect solely the expenses of Robotics. The Company’s expenses were $73,005 and $32,228, respectively, which were comprised primarily of salaries related to the selling of Robotic’s products. The reason for the increase over the prior year period was primarily due to additional usage of Holo-Dek resources by Robotics, which helped generate the Company’s new, third quarter order.

General and administrative expenses were $296,818 and $190,989 in the first six months of fiscal 2008 and 2007. For the first six months of fiscal 2008, the amount consisted of accounting and audit expenses of $25,703, engineering related expenses of $79,564, $60,366 of other payroll related expenses, consulting expenses of $27,073, legal expenses of $7,860, rent and utility expenses of $21,747, insurance expenses of $22,912 and stockholder relations expenses of $21,119. The remaining expenses of $30,474 were for travel, depreciation and other costs. For the first six months of fiscal 2007, that amount consisted of engineering related expenses of $71,473, $41,954 of other payroll related expenses, rent and utility expenses of $27,612, stockholder relations expenses of $13,125 and insurance expenses of $8,028. The remaining expenses of $28,797 were for travel, depreciation and other costs. The year over year increase in expenses was primarily due to legal, accounting, audit, consulting, insurance and stockholder relations services primarily to support the Company’s public status and reporting requirements. Additionally, there was some usage of Holo-Dek resources by Robotics.

Research and development expenses were $105,340 and $89,912 for the first six months of fiscal 2008 and 2007. In both periods, those costs were primarily engineering salary costs related to the continuing development of Robotic’s products. The increase over the prior year period was primarily due to the allocation of a higher proportion of engineering time to research and development during the first six months of 2008, compared with the first six months of 2007.

Interest expenses for the first six months of fiscal 2008 and 2007 were $17,375 and $28,592. In the first six months of fiscal 2008, interest expense was primarily finance charges related to the credit card advances, related party, the notes payable, related parties, and the receivables factoring charges, partially offset by a vendor credit for interest previously charged to the Company. In the first six months of fiscal 2007, interest expense was primarily related to the judgment payable and, to a lesser degree, the notes payable, related parties, and the credit card advance, related party. The decrease to the prior year period was primarily due to the settlement of the judgment payable in the fourth quarter of fiscal 2007.

The Company’s losses for the first six months of fiscal 2008 and 2007 were $480,141 and $332,166 which resulted in a per share loss of $0.09 and $0.06 in the first six months of fiscal 2008 and 2007, respectively. The losses in both periods resulted from a revenue level insufficient to cover the fixed costs of the operations.

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

During the first six months of fiscal 2008, net cash used by operations was $407,866, compared with $181,682 used in the prior year period. In the first six months of fiscal 2008, the net loss was partially offset by the increase in accounts payable. There is an order for three robots placed by Osram Sylvania that is in backlog at the time of the filing of this report. That order is approximately $318,000 and is expected to be completed in the fourth quarter of the Company’s 2008 fiscal year. In the prior year period, the net loss and the reduction in payables was partially offset by the reduction in receivables and inventory, resulting from the completion of a major project during that period.

Net cash used in investing activities was $2,335 for the first six months of fiscal 2008, compared with net cash used of $16,190 for the prior year period. The use of funds in the first six months of fiscal 2008 was for manufacturing equipment. The use of funds in the first six months of fiscal 2007 was primarily due to the purchase of robot testing equipment and, to a lesser degree, office computer equipment.

Cash provided by financing activities was $369,652 for the first six months of fiscal 2008, compared with net cash provided of $202,330 for the first six months of fiscal 2007. The source of cash in both periods of the 2008 and 2007 fiscal years was primarily from advances from Holo-Dek, a related party, partially offset by repayments on those advances.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida. The terms include the provisions that the initial payment to the Company will be approximately 80% of the approved receivables purchased and that the Company is to receive the balance of 20 % of the total receivable, less applicable finance fees of 2% of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to LSQ. In the first half of the Company’s 2008 fiscal year, the Company had $62,622 in new factoring transactions and has received $53,890 in payment of receivables from previous transactions, less applicable fees of $3,562 (shown as a component of interest expense in the Company's statement of operations).

Form 10-QSB Page 14

The Company's cash and cash equivalents of $1,645 as of September 29, 2007, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. The Company is focusing its funding efforts on increasing its level of sales of robotic products. In the interim, the Company anticipates subsidizing its working capital needs with working capital advances from Holo-Dek (Holo-Dek is funded by the Trust), although there can be no assurance that funding will continue to be available.

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company’s future operations. Should that occur, the Company may need to cease or curtail its operations.

Off Balance Sheet Arrangements
As of September 29, 2007, the Company had no off balance sheet arrangements with any parties.

Legal Contingencies
The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At September 29, 2007, there were no outstanding legal proceedings, nor are there any reserves established.

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

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109.”  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that this Interpretation will have a material impact on the Company’s financial statements.

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

Form 10-QSB Page 15

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

Form 10-QSB Page 16

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of September 29, 2007. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of September 29, 2007 to ensure that material information relating to the Company is recorded, processed, summarized and reported within the time periods in which this Report on Form10-QSB has been prepared. Management has concluded that the consolidated financial statements included in this Form 10-QSB present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.

Changes in internal control over financial reporting
The Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the effectiveness of these controls for the three months ended September 29, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

Section 404 Assessment. Beginning with the Company’s Form 10-KSB for the fiscal year ending on March 31, 2008, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and, beginning with the Company’s Form 10-KSB for the fiscal year ending on March 31, 2009, the Company’s independent registered public accountants will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment at the end of fiscal 2008 and for the Company’s independent registered public accountants to provide their attestation report at the end of fiscal 2009. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. The evaluation of the Company's internal controls will be conducted under the direction of its senior management.

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

Form 10-QSB Page 17

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

b) REPORTS ON FORM 8-K

Kingston filed a current report on Form 8-K on October 18, 2007. That report stated that, on October 12, 2007, Robotics received an order from Osram Sylvania for the purchase of three robots. The order totals approximately $318,000 and is expected to be completed in January, 2008.

Form 10-QSB Page 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTON SYSTEMS INC.

Date: November 13, 2007	By:	/s/ Ralph E. McKittrick
Ralph E. McKittrick
Chief Executive Officer

Date: November 13, 2007	By:	/s/ George J. Coupe
George J. Coupe
Chief Financial Officer