Form 10QSB
period 2007-12-29
KINGSTON SYSTEMS INC
filed 2008-02-19
CIK 810837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES / / NO /X/

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES / / NO /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

       Title of Class                     Number of Shares Outstanding
  -----------------------------           -----------------------------
  Common Stock
  (par value $0.01 per share)             5,576,234 as of February 8, 2008

Transitional small business disclosure format (Check one)  YES / / NO /X/

                                                              FORM 10-QSB PAGE 1

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
     PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of
   December 29, 2007 and March 31, 2007                                      2
Unaudited Condensed Consolidated Statements of Operations for the
   Three Months Ended December 29, 2007 and December 30, 2006                3
Unaudited Condensed Consolidated Statements of Operations for the
   Nine Months Ended December 29, 2007 and December 30, 2006                 4
Unaudited Condensed Consolidated Statements of Cash Flows for the
   Nine Months Ended December 29, 2007 and December 30, 2006                 5
Notes to the Unaudited Condensed Consolidated Financial Statements          6-10

ITEM 2. Management's Discussion and Analysis or Plan                       10-15
   of Operations

ITEM 3. Controls and procedures                                              16

     PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    17

ITEM 2. Unregistered Sales of Equity Securities                              17

ITEM 3. Defaults Upon Senior Securities                                      17

ITEM 4. Submission of Matters to a Vote of Security Holders                  17

ITEM 5. Other Information                                                    17

ITEM 6. Exhibits and Reports on Form 8-K                                     17

Signatures                                                                   18

Exhibits

                                                              FORM 10-QSB PAGE 2

ITEM 1: FINANCIAL STATEMENTS

                             KINGSTON SYSTEMS INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         December 29, 2007      March 31, 2007
                                                                                        ------------------    ------------------
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                               $            3,959    $           42,194
Accounts receivable, less allowance for doubtful accounts of $2,474 and $0 as of
  December 29, 2007 and March 31, 2007, respectively                                               196,136               110,749
Inventory                                                                                          171,542                89,391
Related party leases, current portion                                                               34,123                25,841
Related party receivable                                                                            77,083                60,378
Other current assets                                                                                 9,219                 5,444
                                                                                        ------------------    ------------------
TOTAL CURRENT ASSETS                                                                               492,062               333,997

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $23,330 and $16,202 as
  of December 29, 2007 and March 31, 2007, respectively                                             37,355                40,598
Software, net of accumulated amortization of $6,916 and $2,315 as
  of December 29, 2007 and March 31, 2007, respectively                                             12,959                17,559
Software development costs, net of accumulated amortization of $43,485 and $29,006
  as of December 29, 2007 and March 31, 2007, respectively                                         112,202               126,681
Security deposits                                                                                   12,000                12,000
Related party leases, non-current portion                                                           40,636                31,956
                                                                                        ------------------    ------------------
TOTAL ASSETS                                                                            $          707,214    $          562,791
                                                                                        ==================    ==================
                              LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                        $          125,172    $           41,613
Related party advances                                                                           1,455,182               854,848
Accrued expenses                                                                                    53,458                63,964
Deferred revenue                                                                                   158,834                24,582
Capitalized lease obligations, current portion                                                      45,880                36,048
Credit card advances, related party                                                                 85,300                72,128
Credit card liability                                                                               77,083                60,378
Wages payable, related party                                                                        46,300                46,300
Notes payable, related parties, current portion including accrued interest of
  $11,228 and $6,416 as of December 29, 2007 and March 31, 2007, respectively                       27,428                38,616
Loan payable, Flood Trust, related party, including accrued interest of
  $13,984 and $8,000 as of December 29, 2007 and March 31, 2007, respectively                      113,984               108,000
                                                                                        ------------------    ------------------
TOTAL CURRENT LIABILITIES                                                                        2,188,621             1,346,477

LONG TERM LIABILITIES:
Note payable, related party, non-current portion                                                    64,000                48,000
Capitalized lease obligations, non-current portion                                                  58,826                59,168
                                                                                        ------------------    ------------------
TOTAL LIABILITIES                                                                                2,311,447             1,453,645
                                                                                        ------------------    ------------------
SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares authorized; 5,601,140 shares issued and 5,576,234
  shares outstanding as of December 29, 2007 and March 31, 2007, respectively                       56,012                56,012
Additional paid-in capital                                                                      11,838,230            11,838,230
Accumulated deficit                                                                            (13,457,719)          (12,744,340)
Treasury stock at cost; 24,906 shares                                                              (40,756)              (40,756)
                                                                                        ------------------    ------------------
TOTAL SHAREHOLDERS' DEFICIT                                                                     (1,604,233)             (890,854)
                                                                                        ------------------    ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $          707,214    $          562,791
                                                                                        ==================    ==================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                              FORM 10-QSB PAGE 3

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   THREE MONTHS ENDED
                                                                                        ----------------------------------------
                                                                                         December 29, 2007     December 30, 2006
                                                                                        ------------------     -----------------
Revenue                                                                                 $           22,440    $          273,318
Manufacturing and materials cost of sales                                                           17,097               188,429
                                                                                        ------------------    ------------------
Gross profit                                                                                         5,343                84,889
                                                                                        ------------------    ------------------
Operating expense:
Selling                                                                                             28,682                25,901
General and administrative                                                                         141,305               196,750
Research and development                                                                            59,362                25,533
                                                                                        ------------------    ------------------
Total operating expense                                                                            229,349               248,184
                                                                                        ------------------    ------------------
Operating loss                                                                                    (224,006)             (163,295)
                                                                                        ------------------    ------------------
Other expense:
Interest expense and financing fees                                                                (10,633)              (16,519)
                                                                                        ------------------    ------------------
Total other expense                                                                                (10,633)              (16,519)
                                                                                        ------------------    ------------------

Net loss before provision for income taxes                                                        (234,639)             (179,814)

Provision for income taxes                                                                               -                     -
                                                                                        ------------------    ------------------
Net loss                                                                                $         (234,639)   $         (179,814)
                                                                                        ==================    ==================
Basic and diluted loss per share                                                        $            (0.04)   $            (0.03)
                                                                                        ==================    ==================
Weighted-average number of common shares outstanding                                             5,576,234             5,576,234
                                                                                        ==================    ==================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                              FORM 10-QSB PAGE 4

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   NINE MONTHS ENDED
                                                                                        ----------------------------------------
                                                                                         December 29, 2007     December 30, 2006
                                                                                        ------------------     -----------------
Revenue                                                                                 $          201,190    $          427,478
Manufacturing and materials cost of sales                                                          182,059               332,547
                                                                                        ------------------    ------------------
Gross profit                                                                                        19,131                94,931
                                                                                        ------------------    ------------------
Operating expense:
Selling                                                                                            101,686                58,129
General and administrative                                                                         438,114               387,741
Research and development                                                                           164,702               115,444
                                                                                        ------------------    ------------------
Total operating expense                                                                            704,502               561,314
                                                                                        ------------------    ------------------
Operating loss                                                                                    (685,371)             (466,383)
                                                                                        ------------------    ------------------
Other expense:
Interest expense and financing fees                                                                (28,008)              (45,110)
                                                                                        ------------------    ------------------
Total other expense                                                                                (28,008)              (45,110)
                                                                                        ------------------    ------------------

Net loss before provision for income taxes                                                        (713,379)             (511,493)

Provision for income taxes                                                                               -                     -
                                                                                        ------------------    ------------------
Net loss                                                                                $         (713,379)   $         (511,493)
                                                                                        ==================    ==================
Basic and diluted loss per share                                                        $            (0.13)   $            (0.09)
                                                                                        ==================    ==================
Weighted-average number of common shares outstanding                                             5,576,234             5,576,234
                                                                                        ==================    ==================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                              FORM 10-QSB PAGE 5

                              KINGSTON SYSTEMS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    NINE MONTHS ENDED
                                                                                        ----------------------------------------
                                                                                         December 29, 2007    December 30, 2006
                                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $         (713,379)   $         (511,493)
Adjustments to reconcile net loss to net cash
 from operating activities:
  Depreciation and amortization                                                                     26,207                22,583
Changes in assets and liabilities:
   Accounts receivable                                                                             (85,387)               58,425
   Inventory                                                                                       (82,151)              129,015
   Accounts payable                                                                                 83,559               (81,230)
   Other current assets                                                                             (3,775)               (4,265)
   Deferred revenue                                                                                134,252               (94,312)
   Accrued expenses                                                                                (10,506)                1,700
   Accrued interest                                                                                 10,796                34,682
                                                                                        ------------------    ------------------
NET CASH FROM OPERATING ACTIVITIES                                                                (640,384)             (444,895)
                                                                                        ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and software                                                                 (3,885)              (16,190)
Note receivable, related party                                                                         -                  (1,621)
                                                                                        ------------------    ------------------
NET CASH FROM INVESTING ACTIVITIES                                                                  (3,885)              (17,811)
                                                                                        ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party working capital advances                                                             790,574               678,864
Payment of related party advances                                                                 (190,239)             (221,779)
Receipts from credit card advances, related party                                                   13,172                 2,138
Payments on capital lease                                                                           (7,473)               (2,369)
                                                                                        ------------------    ------------------
NET CASH FROM FINANCING ACTIVITIES                                                                 606,034               456,854
                                                                                        ------------------    ------------------
Net decrease in cash                                                                               (38,235)               (5,852)
Cash and cash equivalents, beginning                                                                42,194                19,722
                                                                                        ------------------    ------------------
Cash and cash equivalents, ending                                                       $            3,959    $           13,870
                                                                                        ==================    ==================
Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Shares issued in acquisition of Robotics, net of cash acquired                          $                -    $        1,797,764
Assumption of credit card liability from related party                                              16,705                57,632
Assumption of capital lease from related party                                                      36,652                 9,209
Reduction in capital lease liability from related party                                            (19,689)              (11,151)

Cash paid for interest                                                                  $           13,146    $            8,044
Cash paid for income taxes                                                                             -                     -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                              FORM 10-QSB PAGE 6

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, ACQUISITIONS AND MERGERS AND CONTROLLING SHAREHOLDER -- Kingston Systems Inc. ("Kingston" or the "Company") was incorporated in 1983 and reincorporated in Delaware on January 12, 1987. From 1987 through 1988, the Company operated a proprietary recovery system that reclaimed paper pulp and non-biodegradable polyethylene from packaging material scrap. The Company sold the recovered fiber as substitute for virgin wood pulp and the reclaimed polyethylene for use in injection molding. The Company experienced some difficult and turbulent periods and was dormant for an extended period, from its Securities and Exchange Commission ("SEC") filing of a Form 10-Q for the period ended December 31, 1988 until August of 2005 when, as disclosed in a Form 8-K filed on August 19, 2005, the Company acquired all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics"), making Robotics a wholly-owned subsidiary.

Robotics is in the business of manufacturing robotic machinery and it has been an operating company since February 11, 2002.

The majority and controlling shareholders of the Company are the following:

       NAME                     SHARES        COMMENTS
       ----                     ------        --------
       Kingston Associates        105,902     Limited Partnership 60% controlled by Ralph McKittrick, CEO of Kingston Systems
       Ralph McKittrick            32,453
       Thor Corporation         2,332,133     Thor Corporation is 100% controlled by Ralph McKittrick
       Flood Trust                612,251
       Treasury Shares             24,906
       All others               2,493,495
                                ---------
       TOTAL                    5,601,140
                                =========

NATURE OF BUSINESS -- The Company's revenue generating subsidiary, Robotics, is in the business of building robots, called rotopods and hexapods. These robots are similar to the type of apparatus used to move flight simulators. The robots allow movement in all geometric planes of motion and are primarily purchased by companies for product development and testing, although some robots are used in manufacturing. A significant component of the robot package is the customized software program that operates the robot's motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract typically generates revenue of approximately $125,000.

BASIS OF PRESENTATION -- The financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished in the accompanying condensed consolidated financial statements reflects all adjustments (consisting of only normal, recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with GAAP have been omitted, pursuant to such rules and regulations. The Company's fiscal year is from April 1 through March 31 (April 1, 2007 through March 31, 2008 is referred to as fiscal 2008 in this report).

CONDENSED INTERIM FINANCIAL STATEMENTS -- The accompanying unaudited condensed consolidated financial statements include the accounts of Kingston, and its subsidiary, Robotics. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended March 31, 2007, on file with the SEC. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In particular, the Company's organization, nature of operations and significant accounting policies were presented in Note 1 to the financial statements in that report. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending March 31, 2008.

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

                                                              FORM 10-QSB PAGE 7

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION -- The Company categorizes all pre-shipment progress payments from the customers and prepaid service agreement revenues as "deferred revenue" on the balance sheet. Upon shipment of the robot, the Company releases the pre-shipment liabilities to revenue, along with the related cost of sales. The Company recognizes any prepaid service agreement revenue over the life of the agreement, typically three years. Costs are recognized as incurred.

BUSINESS CONDITION -- The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements for the nine month period ended December 29, 2007, the Company incurred a net loss of $713,379. As noted in the previous paragraph, the Company's subsidiary, Robotics, receives progress payments from customers that are not recognized as revenue until the product is shipped or billed as a completed unit sold. That customer pre-shipment liability was $127,584 at December 29, 2007 (shown as a component of "deferred revenue" on the Company's balance sheet). The Company's losses from operations and the current ratio deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales improvements, the Company may not be able to continue as a going concern and may need to curtail or cease operations.

ACCOUNTS RECEIVABLE -- Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of December 29, 2007 and March 31, 2007, allowance for doubtful accounts was $2,474 and $0, respectively.

In November, 2006 the Company negotiated the terms of sale for segments of the Company's accounts receivable to LSQ Funding Group, L.C. ("LSQ") located in Orlando, Florida. The terms include the provisions that the initial payment to the Company will be approximately 80% of the approved receivables purchased and that the Company is to receive the balance of 20% of the total receivable, less applicable finance fees of 2% of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to LSQ. In the third quarter of the Company's 2008 fiscal year, the Company had $0 in new factoring transactions and received $60,180 in payment of receivables from previous transactions, less applicable fees of $524 (shown as a component of interest expense in the Company's statement of operations). In the first nine months of fiscal 2008, the Company had $62,622 in new factoring transactions and received $114,070 in payment of receivables from previous transactions, less applicable fees of $4,086.

As of February 12, 2008, the Company terminated its relationship with LSQ Funding Group. Effective February 2, 2008, the Company entered into an agreement with Coastline Financial Services Group ("Coastline") for the sale of segments of the Company's accounts receivables. The terms of the agreement are essentially the same as the terms the Company had with LSQ. The Company can sell up to $400,000 of its receivables to Coastline.

INVENTORY -- Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At December 29, 2007 and March 31, 2007, inventory consisted of work in process materials, capitalized labor and spare parts. Those amounts were:


INVENTORY AS OF:       DECEMBER 29, 2007    MARCH 31, 2007
                       -----------------   -----------------
Work in Process        $         104,369   $          26,414
Capitalized Labor                 40,526              40,526
Spare Parts                       22,451              26,647
                       -----------------   -----------------
Total                  $         171,542   $          89,391

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

                                                              FORM 10-QSB PAGE 8

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS -- The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheets as of December 29, 2007 and March 31, 2007. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the three or nine month period ended December 29, 2007.

SHIPPING COSTS -- Costs to ship products to customers are charged to cost of sales as incurred and billed to customers at cost. During the three month periods ended December 29, 2007 and December 30, 2006, the Company incurred $1,554 and $3,567 of shipping costs, respectively. During the nine month periods ended December 29, 2007 and December 30, 2006, the Company incurred $5,497 and $4,035 of shipping costs, respectively.

NOTE 2 -- RELATED PARTY TRANSACTIONS

As of December 29, 2007, the Company was involved in the following related party transactions:
    - The Company has a note payable, related party, to George Coupe, Chief Financial Officer of the Company and President of Robotics, in the amount of $200, included in notes payable, related parties, current portion on the Company's December 29, 2007 and March 31, 2007 balance sheets. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $28 as of December 29, 2007).
    - The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company's December 29, 2007 and March 31, 2007 balance sheets.
    - The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly and indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the "Trust"), an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. As of December 29, 2007 and March 31, 2007, Holo-Dek has provided working capital advances to the Company in the amount of $1,455,182 and $854,848, which are shown in current liabilities on the Company's balance sheet. The indebtedness to Holo-Dek is evidenced by a note payable on demand on or after March 31, 2008. The note payable presently does not require the payment of interest. After March 31, 2008, the note will bear interest at the rate of 8.0% per annum.
    - The Company has credit card advances, related party, recorded in current liabilities on its December 29, 2007 and March 31, 2007 balance sheets. Those advances are from George Coupe, Chief Financial Officer of the Company and President of Robotics. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The interest rates being paid to the credit card companies for the three and nine month periods ended December 29, 2007 varied between 12.15% and 24.24%. The interest rates being paid to the credit card companies for the three and nine month periods ended December 30, 2006 varied between 2.99% and 24.24%. The average interest rate paid for the three and nine month periods ended December 29, 2007 were 15.26% and 15.54%, respectively.
       The average interest rate paid for the three and nine month periods ended December 30, 2006 were 12.56% and 9.93%, respectively.
    - Robotics has a licensing and royalty agreement with the Hexel Corporation ("Hexel") relating to the co-ownership of certain robotics technology originally developed by Hexel. Hexel is still in existence, though, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate the licensed software and intellectual property (the payment date was extended by Hexel to March 31, 2008). Any enhancements or developments by Robotics to the robot technology, including software, are co-owned with Hexel pursuant to the licensing agreement. At December 29, 2007 and March 31, 2007, $26,226 and $23,291 was owed to Hexel (included in accrued expenses on the Company's balance sheet), with $2,935 recorded as expense during the three and nine months ended December 29, 2007 and $1,892 and $3,928 recorded as expense during the three and nine months ended December 30, 2006, respectively.
    - The Company has a related party note and loan payable to the Trust, discussed in Note 3, and the Company is the lessee on seven related party capital leases, discussed in Note 7.
    - The Company's Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of December 29, 2007 and March 31, 2007, the balances on those credit cards totaled $77,083 and $60,378, respectively, and are recorded as a related party receivable and credit card liability on the Company's balance sheets. Additionally, there is approximately $98,000 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek.

                                                              FORM 10-QSB PAGE 9

                              KINGSTON SYSTEMS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- NOTE AND LOAN PAYABLE

The Company has a note payable to the Trust for $80,000. Of that amount, $16,000 principal and $11,200 accrued interest is a current liability and $64,000 is a long term liability. This note was issued in 2002 as part of the initial capitalization of Robotics and required yearly principal payments of $16,000 beginning in fiscal 2007 through March 31, 2011. The note was non-interest bearing through April 1, 2006 and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). The Company received a waiver on payment of principal and interest (and late fees, if applicable) until August 31, 2007 and, subsequent to that date, payments are only required if the Flood Trust makes a written demand to Robotics (see Item 2, "Overview" for more detail on the Company's relationship with the Flood Trust). As of the date of this report, the Trust has not made a written demand for payments and the Company has not yet made a payment on this note.

The Company has a loan payable to the Trust in the amount of $100,000, plus accrued interest of $13,984, shown in current liabilities on the Company's December 29, 2007 balance sheet. This loan was made in March of 2006 and was payable on demand on or after March 16, 2007 at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. There has been no demand for payment by the Trust and no payments have been made by the Company.

See Note 7 regarding the Company's capital lease obligations.

NOTE 4 -- INTANGIBLE ASSETS

The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheets as of December 29, 2007 and March 31, 2007. This is a long-term asset and consists of the Robotics-built control system software for operating the machines that Robotics manufactures and sells to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive parts production and motion testing robots for oil pipeline equipment. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues. This software is co-owned with the Hexel Corporation (see Note 2), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management's net realizable value estimate occurred in the three or nine month periods ended December 29, 2007 and management believes that the value of the software is not impaired at December 29, 2007. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 5 -- SHAREHOLDERS' DEFICIT

At December 29, 2007 and March 31, 2007, the Company had 5,601,140 shares of common stock issued and 5,576,234 shares outstanding. At December 29, 2007 and March 31, 2007, the Company had 10,000,000 shares authorized with a par value of $0.01. At December 29, 2007 and March 31, 2007, the Company had $11,838,230 in additional paid-in capital, and an accumulated deficit of $13,457,719 and $12,744,340, respectively. At December 29, 2007 and March 31, 2007, the Company had 24,906 shares of treasury stock, stated at a cost of $40,756.

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

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

OPERATING LEASE
The Company's Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The term of the lease is six years, ending March 31, 2008. The lease includes a base rent and common area/maintenance payment. As discussed in Note 2, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage used. The Company's share of the leasing costs for the three and nine month periods ended December 29, 2007 were $12,956 and $34,549, respectively. The Company's share of the leasing costs for the three and nine month periods ended December 30, 2006 were $8,421 and $25,263, respectively. The increase in rent over the prior year periods was primarily due to an increase in space being used by Robotics. Kingston required no space during the nine month periods ended December 29, 2007 or December 30, 2006.

                                                             FORM 10-QSB PAGE 10

                              KINGSTON SYSTEMS INC.
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ITEM 2

CAPITAL LEASES
The Company has executed capital leases for manufacturing equipment and software in the aggregate amount of $44,447. As of December 29, 2007, accumulated depreciation on the equipment was $13,209 and the net book value was $31,238.

The Company's Robotics subsidiary is the named lessee on seven leases used to acquire equipment for Holo-Dek (see Note 2). The Company has ultimate responsibility to make all payments regarding the leases. A total of $124,199 of equipment was acquired. The leases are reflected on the Company's balance sheet as a related party lease asset and a capitalized lease obligation. All monthly payments on the leases were made by Holo-Dek during the nine month period ended December 29, 2007.

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

OVERVIEW Management's plan of operations for the next twelve months is to expand Robotic's business, increasing revenue volume and improving operating margins, in order to reduce, and eventually eliminate, its net losses. There are current activities that are critical to successfully achieving that plan. The Company has succeeded in manufacturing and shipping a new robot application system, consisting of a hexapod-mounted water jet cutter ("Hex-A-Jet"), into industrial markets where castings (or attachments to castings) are trimmed of excess material ("flash") - a market application that has been previously untapped for hexapodic robot sales. In addition, the Company has been in continuing discussions with Holo-Dek to become a significant supplier of robots to Holo-Dek's planned build-out of video gaming centers (the Company has also been in continuing discussions with Holo-Dek regarding acquiring Holo-Dek as part of Kingston's business expansion plan). There can be no assurance that management's plan of operations will be successful.

The Company is also evaluating its cost structure and robot designs in order to reduce cost of sales for each robot sale. A good portion of that cost reduction is expected to come from cost savings related to significant product redesigns that simplify component manufacturing and to volume purchases of fabrications and purchased parts. The Company continues to focus on standardization, in order to reduce or eliminate non-recurring engineering and design costs, and to develop new applications and additional markets for existing robot designs. In addition, the Company has recently designed a hexapod that employs slides instead of carriages around a ring, or actuators and integral electromechanical systems, eliminating the need for a large and expensive control cabinet that currently is situated near each robot, with control and power cables connecting the cabinet to the robot. As a result of this new design, this system is expected to be produced at a much lower cost than any robot the Company has ever made before, with significantly expanded market opportunities due to the lower prices that will now be possible for this new type of hexapod.

The Company is currently reliant upon working capital loans that originate primarily from the Flood Trust through its investments and loans to Holo-Dek which, in turn, are provided to the Company to assist in the funding of Robotic's operations. Although this funding source has proven reliable in the past (as the Trust, previously a significant provider of funding directly to Robotics, is also a significant provider of funding to Holo-Dek), there is no guarantee that this funding source will continue to be available for the next twelve months. The Company is also continuing to seek private investments from other sources, but presently has no definitive agreements in place with respect to obtaining such investments.

Should the Company not be able to generate the funding necessary to meet its obligations on a timely basis, the Company may not be able to continue as a going concern and may need to curtail or cease operations.

PLAN OF OPERATIONS
As discussed in Note 1 and below in the Management's Discussion and Analysis, Kingston was a dormant company from 1988 until, in August of 2005, Kingston acquired Robotics in an attempt to revive itself. Robotic's business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Management believes that Robotic's products are unique in the industry because they are more technologically advanced than potential competitor's products.

The Company's sales force is focused on selling robots into a number of venues. In existing markets, such as universities using the robots for bio-medical research, the Company is approaching existing customers for additional orders and exploring opportunities to sell products to other universities. But, the Company feels that its ability to achieve profitability is contingent upon new products and applications in new markets. The Company's P3000 Water-Jet Cutter is a new product, (the water jet cutter is more accurate than the current devices in use and handles 5 axis work, which is currently rare in the industry), being direct-marketed at this time primarily to the heavy equipment industry and to defense contractors. The first Hex-A-Jet robot (casting excess material removal) manufactured by Robotics was sold to Armor Holdings, a subsidiary of BAE Systems, PLC, a major defense contractor, in the first fiscal quarter of the Company's current fiscal year, and was shipped by Robotics to Jet Edge, Inc. in September, 2007. Jet Edge is attaching their water jet cutting machine to the Robotics robot and plans to install the complete system in the Armor Holdings plant by the end of the Company's fourth quarter. In addition, Robotics has produced a special R 2000 machine for Holo-Dek. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek to integrate the simulator platform with different video games for the amusement of its customers. Robotics hopes to offer a similar product to companies involved with flight training for small aircraft. Finally, the Company is exploring new applications in the separation of tire and rubber compunds from steel belting for a tire material recycling customer using the Hex-A-Jet technology.

                                                             FORM 10-QSB PAGE 11

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

Given that the Company has limited funds available at this time, extensive marketing of its products is still only in the planning stages. The Company currently uses its sales force, its web site and business contacts to market its products. In addition, the Company's sales force is being expanded from one to three field sales positions at this time. The Company plans to develop more extensive use of print advertising and display its products at numerous industry conferences if improved sales provide additional funding.

Ongoing research and development is a priority of the Company, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing, defense, R&D and other commercial settings. Currently, the Company's engineers are focusing on a number of different arenas for research and development efforts. First, the Company will continue to work on the software algorithms to expand the applications and industries served by the Company. Second, the Company is developing new robot component parts designs with its suppliers and manufacturing partners. This will allow the Company to purchase lower cost components. Third, the Company is planning to use one of its platforms as a simulator for both the small aircraft flight training industry, as well as an interactive ride for video game entertainment. The research and development effort will seek to create the tools necessary for game developers and flight schools to integrate their current or future software products with the Company's simulator.

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

In regards to the Company's Robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees. If one or more of the above noted plans is successful and sales increase significantly, the Company would have to expand resources. Until sales improve, the Company will continue to be reliant upon working capital advances from the Flood Trust (through the Trust's investments in Holo-Dek - the Company has been and is reliant upon the Flood Trust for the majority of its working capital financing) and other less significant sources of funding, to maintain its liquidity and continue operations. If such advances cease or are reduced, the Company would be forced to contract resources.

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

During the three and nine month periods ended December 29, 2007, the Company focused a significant amount of resources on developing its Robotics business. The Company focused its engineering staff on research and development, exploring new methods of utilizing the Company's products in a variety of industries.

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

                                                             FORM 10-QSB PAGE 12

THE THREE MONTHS ENDED DECEMBER 29, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 30, 2006
Revenues for the third quarters of fiscal 2008 and 2007 were $22,440 and $273,318, respectively, reflecting solely the revenues of Robotics in both periods. Equipment sales were $0 and $263,040 in the third quarters of fiscal 2008 and 2007, respectively. No robots were shipped in the three months ended December 29, 2007 and two robots were shipped in the three months ended December 30, 2006. Total revenue related to the amortization of service agreement revenue was $3,333 and $2,083 for the third quarters of fiscal 2008 and 2007, respectively. The remaining revenue reflects service-related charges and accessory sales. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed. As of December 29, 2007, that liability was $127,584, related to an order received in October that totaled approximately $318,000 and is expected to ship in the Company's fourth quarter. As of December 29, 2007, the Company had no progress payments not yet invoiced on robots in process.

Cost of sales was $17,097 and $188,429 for the third quarters of fiscal 2008 and 2007, respectively. In the third quarter of fiscal 2008, the amount primarily reflects costs related to manufacturing shop overhead. In the third quarter of fiscal 2007, cost of sales was related to the direct costs and overhead for the two robots that were shipped during that period. Those costs were $141,641 for materials and $5,735 for direct labor used in the production of the robots. The remaining amount of $41,053 was primarily manufacturing shop overhead. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic's customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed. As of December 29, 2007, the Company's inventory was $171,542, $103,621 of which reflects customer order related inventory.

Selling expenses for the third quarters of fiscal 2008 and 2007 reflect solely the expenses of Robotics. The Company's expenses were $28,682 and $25,901 respectively, which were comprised primarily of salaries related to the selling of Robotic's products. The reason for the increase over the prior year period was primarily due to the additional charges to Robotics for increased time spent on robot sales by Holo-Dek personnel.

General and administrative expenses were $141,305 and $196,750 in the third quarters of fiscal 2008 and 2007. For the third quarter of fiscal 2008, the amount consisted of accounting and audit expenses of $11,553, engineering related expenses of $30,943, other payroll related expenses of $47,417, legal expenses of $7,197, rent and utility expenses of $11,313, insurance expenses of $11,987 and stockholder relations costs of $12,736. The remaining expenses of $8,159 were for travel, depreciation and other costs. For the third quarter of fiscal 2007, the amount consisted of accounting and audit expenses of $61,890, engineering related expenses of $30,253, $22,734 of other payroll related expenses, legal expenses of $19,460, rent and utility expenses of $14,118, stockholder relations expenses of $12,001 and insurance expenses of $21,491. The remaining expenses of $14,803 were for travel, depreciation and other costs. The year over year decrease in expenses was primarily due to accounting and audit expense resulting from a reclass in the prior year from Holo-Dek to Robotics, partially offset by an increase in payroll related expenses resulting from an addition to management and, to a lesser degree, additional usage of Holo-Dek resources by Robotics.

Research and development expenses were $59,362 and $25,533 for the third quarters of fiscal 2008 and 2007. In both quarters, those costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic's products, primarily focused on robotic control enhancements. The increase over the prior year period was primarily due to the allocation of a higher proportion of engineering time to research and development during the third quarter of 2008, compared with the third quarter of 2007, as the Hex-A-Jet system being tested for a customer required a significant amount of additional development time by Robotics engineering personnel during the fiscal 2008 third quarter.

Interest expense for the third quarters of fiscal 2008 and 2007 was $10,633 and $16,519. In the third quarter of 2008, this reflects interest related to the notes payable, related parties, the costs related to the factoring of the receivables and the credit card advances, related party. In fiscal 2007, the interest expense was primarily related to the judgment payable, which was subsequently settled at a considerable discount in the fourth quarter of the Company's 2007 fiscal year, and, to a lesser degree, the notes payable, related parties, the costs related to the factoring of the receivables and the credit card advances, related party.

The Company's loss for the third quarter of fiscal 2008 was $234,639 and the Company's loss for the third quarter of fiscal 2007 was $179,814. These losses resulted in a per share loss of $0.04 and a per share loss of $0.03 in the third quarters of fiscal 2008 and 2007, respectively. The losses in the third quarters of 2008 and 2007 resulted primarily from the level of general and administrative expenses (as discussed previously) and a revenue level insufficient to cover the fixed costs of operations.

THE NINE MONTHS ENDED DECEMBER 29, 2007 COMPARED TO THE NINE MONTHS ENDED DECEMBER 30, 2006
Revenues for the first nine months of fiscal 2008 and 2007 were $201,190 and $427,478, respectively, reflecting solely the revenues of Robotics in both periods. In the first nine months of 2008 and 2007, $8,333 and $7,083 of the total revenue was related to the amortization of service agreement revenue, respectively. During the first nine months of fiscal 2008, the Company completed one major project for one robot and recognized the sales for that project. Additionally, the Company had sales due to smaller projects, such as frames and repairs. In the prior year period, the sales were primarily related to the completion of three major projects and, to a lesser degree, smaller projects such as frames and repairs. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed. As of December 29, 2007, that liability was $127,584, primarily related to an order received in October that totaled approximately $318,000 and is expected to ship in the Company's fourth quarter. As of December 29, 2007, the Company had no progress payments not yet invoiced on robots in process.

In the first nine months of fiscal 2008 and 2007, cost of sales was $182,059 and $332,547, respectively. Such amounts primarily reflect costs related to the Robotics sales orders shipped in the periods, of which $106,066 and $237,589, respectively, were for materials and $19,384 and $21,253, respectively, were for direct labor used in the production of the robots. The remaining amounts of $56,609 and $73,705, respectively, were primarily manufacturing shop overhead. The decrease in the cost of sales, period over period, was primarily due to lower robot sales.

                                                             FORM 10-QSB PAGE 13

As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic's customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed. As of December 29, 2007, the Company's inventory was $171,542, $103,621 of which reflects customer order related inventory.

Selling expenses for the first nine months of fiscal 2008 and 2007 reflect solely the expenses of Robotics. The Company's expenses were $101,686 and $58,129, respectively, which were comprised primarily of salaries related to the selling of Robotic's products. The reason for the increase over the prior year period was primarily due to additional charges to Robotics for increased sales personnel time spent promoting robotics products by Holo-Dek personnel, which helped generate the Company's new, third quarter order.

General and administrative expenses were $438,113 and $387,741 in the first nine months of fiscal 2008 and 2007. For the first nine months of fiscal 2008, the amount consisted of accounting and audit expenses of $64,329, engineering related expenses of $110,508, $107,783 of other payroll related expenses, legal expenses of $15,057, rent and utility expenses of $33,061, insurance expenses of $34,899 and stockholder relations expenses of $33,856. The remaining expenses of $38,620 were for travel, depreciation and other costs. For the first nine months of fiscal 2007, that amount consisted of engineering related expenses of $101,727, $64,688 of other payroll related expenses, accounting and audit expenses of $64,206, rent and utility expenses of $41,731, stockholder relations expenses of $25,126, legal expenses of $20,959 and insurance expenses of $29,519. The remaining expenses of $23,741 were for travel, depreciation and other costs. The year over year increase in expenses was primarily due to an increase in other payroll related expenses resulting from an addition to management. Additionally, there was some usage of Holo-Dek resources by Robotics.

Research and development expenses were $164,702 and $115,444 for the first nine months of fiscal 2008 and 2007. In both periods, those costs were primarily engineering salary costs related to the continuing development of Robotic's products. The development focus over the last nine months has been robotic control enhancements. The increase over the prior year period was primarily due to the allocation of a higher proportion of engineering time to research and development during the first nine months of 2008, compared with the first nine months of 2007.

Interest expenses for the first nine months of fiscal 2008 and 2007 were $28,008 and $45,110. In the first nine months of fiscal 2008, interest expense was primarily finance charges related to the credit card advances, related party, the notes payable, related parties, and the receivables factoring charges, partially offset by a vendor credit for interest previously charged to the Company. In the first nine months of fiscal 2007, interest expense was primarily related to the judgment payable and, to a lesser degree, the notes payable, related parties, and the credit card advance, related party. The decrease to the prior year period was primarily due to the settlement of the judgment payable in the fourth quarter of fiscal 2007.

The Company's losses for the first nine months of fiscal 2008 and 2007 were $713,379 and $511,493 which resulted in a per share loss of $0.13 and $0.09 in the first nine months of fiscal 2008 and 2007, respectively. The losses in both periods resulted from a revenue level insufficient to cover the fixed costs of the operations.

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

During the first nine months of fiscal 2008, net cash used by operations was $640,384, compared with $444,895 used in the prior year period. In the first nine months of fiscal 2008, the net loss, along with the increase in receivables and inventory (there is an order for 1 robot placed by Osram, in the amount of $318,000, that is in production with an expected ship date in the Company's fourth quarter) was partially offset by the increase in deferred revenue from payments received on the Osram order. There are no orders in backlog at the time of the filing of this report. In the prior year period, the net loss and the reduction in payables and deferred revenue was partially offset by the reduction in receivables and inventory, resulting from the completion of three major projects during that period.

Net cash used in investing activities was $3,885 for the first nine months of fiscal 2008, compared with net cash used of $17,811 for the prior year period. The use of funds in the first nine months of fiscal 2008 was for computer and manufacturing equipment. The use of funds in the first nine months of fiscal 2007 was primarily due to the purchase of robot testing equipment.

Cash provided by financing activities was $606,034 for the first nine months of fiscal 2008, compared with net cash provided of $456,854 for the first nine months of fiscal 2007. The source of cash in both periods of the 2008 and 2007 fiscal years was primarily from advances from Holo-Dek, a related party, partially offset by repayments on those advances.

In November, 2006 the Company negotiated the terms of sale for segments of the Company's accounts receivable to LSQ Funding Group, L.C. ("LSQ") located in Orlando, Florida. The terms include the provisions that the initial payment to the Company will be approximately 80% of the approved receivables purchased and that the Company is to receive the balance of 20 % of the total receivable, less applicable finance fees of 2% of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to LSQ. In the first nine months of the Company's 2008 fiscal year, the Company had $62,622 in new factoring transactions and has received $114,070 in payment of receivables from previous transactions, less applicable fees of $4,086 (shown as a component of interest expense in the Company's statement of operations).

As of February 12, 2008, the Company terminated its relationship with LSQ Funding Group. Effective February 2, 2008, the Company entered into an agreement with Coastline Financial Services Group ("Coastline") for the sale of segments of the Company's accounts receivables. The terms of the agreement are essentially the same as the terms the Company had with LSQ. The Company can sell up to $400,000 of its receivables to Coastline.

                                                             FORM 10-QSB PAGE 14

The Company's cash and cash equivalents of $3,959 as of December 29, 2007, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. The Company is focusing its funding efforts on increasing its level of sales of robotic products. In the interim, the Company anticipates subsidizing its working capital needs with working capital advances from Holo-Dek (Holo-Dek is funded by the Trust), although there can be no assurance that funding will continue to be available.

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company's future operations. Should that occur, the Company may need to cease or curtail its operations.

                         OFF BALANCE SHEET ARRANGEMENTS
As of December 29, 2007, the Company had no off balance sheet arrangements with any parties.

                               LEGAL CONTINGENCIES
The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At December 29, 2007, there were no outstanding legal proceedings, nor are there any reserves established.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements." This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether this standard will have a material effect on its financial position, results of operations or cash flows.

                                                             FORM 10-QSB PAGE 15

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." This Statements requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement is effective for financial statements issued for the fiscal years beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In December 2007, the FASB issued a revision of SFAS No. 141, "Business Combinations". This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

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

    -  The Company's losses from period to period.

    - The Company's current dependence upon a limited number of investors for financing.

    - The Company's ability to successfully market and sell its products in view of changing trends, acceptance of products and technology and other factors affecting market conditions, including the current U.S. economic environment and the global economic and political uncertainties resulting from the continuing war on terrorism.

    - The Company's ability to locate and retain suppliers to deliver parts or materials on time or compliant with the specifications required by the Company, and at competitive prices.

    -  The Company's reliance upon a limited number of key suppliers.

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of December 29, 2007. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of December 29, 2007 to ensure that material information relating to the Company is recorded, processed, summarized and reported within the time periods in which this Report on Form10-QSB has been prepared. Management has concluded that the consolidated financial statements included in this Form 10-QSB present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the effectiveness of these controls for the three months ended December 29, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

Section 404 Assessment. Beginning with the Company's Form 10-KSB for the fiscal year ending on March 31, 2008, Section 404 of the Sarbanes-Oxley Act will require the Company's management to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and, beginning with the Company's Form 10-KSB for the fiscal year ending on March 31, 2009, the Company's independent registered public accountants will be required to audit management's assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment at the end of fiscal 2008 and for the Company's independent registered public accountants to provide their attestation report at the end of fiscal 2009. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. The evaluation of the Company's internal controls will be conducted under the direction of its senior management.

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

    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) REPORTS ON FORM 8-K

    Kingston filed a current report on Form 8-K on October 18, 2007. That report stated that, on October 12, 2007, Robotics received an order from Osram Sylvania for the purchase of three robots. The order totals approximately $318,000 and is expected to be completed in the fourth quarter of fiscal 2008.

                                                             FORM 10-QSB PAGE 18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KINGSTON SYSTEMS INC.


    DATE:    FEBRUARY 19, 2008      BY:    /S/ RALPH E. MCKITTRICK
                                           -----------------------
                                           RALPH E. MCKITTRICK
                                           CHIEF EXECUTIVE OFFICER


    DATE:    FEBRUARY 19, 2008      BY:    /S/ GEORGE J. COUPE
                                           -----------------------
                                           GEORGE J. COUPE
                                           CHIEF FINANCIAL OFFICER