Form 10-K
period 2008-03-31
KINGSTON SYSTEMS INC
filed 2008-07-15
CIK 810837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO________________

COMMISSION FILE NO. 0-15840

KINGSTON SYSTEMS INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	14-1688816
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NUMBER)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the prices of such stock as of September 29, 2007 was $2,165,825. Shares of common stock held by each executive officer and director, and by certain persons who own 5% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer's common stock, $0.01 par value, outstanding on June 30, 2008: 5,576,234

Documents Incorporated by Reference: Certificate of Incorporation, By-laws and Code of Ethics, Agreement with Coastline Financial Services Group .

TABLE OF CONTENTS

		Page
		Number(s)

	PART I
Item 1.	Description of Business	2-8
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9

	PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	9-10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 8.	Financial Statements and Supplementary Data	15
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 9A.	Controls and Procedures	16
Item 9A(T).	Controls and Procedures	17
Item 9B.	Other Information	17

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	17-18
Item 11.	Executive Compensation	18
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	18-19
Item 13.	Certain Relationships and Related Transactions and Director Independence	19-20
Item 14.	Principal Accounting Fees and Services	20
Item 15.	Exhibits, Financial Statement Schedules	20-21

Signatures		21

Form 10-K Page 2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

In August of 2005, Kingston Systems Inc. ("Kingston" or the "Company") purchased all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics"). Since that time, the sole business of Kingston has been the operation of Robotics (see Note 2 to the consolidated financial statements appearing elsewhere herein).

Description of the Parallel Robotics business and products

Robotics is a New Hampshire corporation headquartered in Hampton, New Hampshire. Robotics was formed in February 2002 when Robotics obtained a licensing agreement from Hexel Corporation to utilize their intellectual property to build parallel robots. Robotics is engaged in the development, manufacture and marketing, directly or through collaborations with one or more third parties, of proprietary materials handling and machine technology, and hardware and software based upon such technology, which is generally referred to as hexapod technology.

Robotics is engaged in the development of technology, consisting of software and robotic hardware, which is based upon mathematical models. These models enable the creation of machinery and integrated computer software, known as a hexapod, that can, unlike any other apparatus presently available in the marketplace or, to Robotics’ knowledge, under development, handle, manipulate and machine materials of all sizes (from microchips to airplane parts) at high speed and with great precision, potentially resulting in significant efficiencies and cost savings to a wide array of manufacturers. This level of speed and precision is made possible by the models' ability to solve the problems of moving and positioning objects quickly, precisely and in the presence of considerable stresses and forces often associated with the manufacturing environment, along the six axes of three-dimensional space (i.e. X, Y, Z, Yaw, Pitch and Roll-also collectively known as the “six degrees of freedom”), and the technology's expected ability to translate those solutions into physical reality. In contrast, other technology available in the marketplace offers only a multi-step sequential process to achieve the six degrees of freedom which, management believes, is considerably less efficient and effective than Robotics’ technology, which operates in parallel, and not in sequential steps.

Hexapod robots are made up of six legs (or actuators) that cause the movements of a motion platform to occur with respect to an immobile base. For the motion platform to move, these legs are mounted into twelve joints (ball joints in the Company’s current machines) that allow the six legs to change the distance between the two platforms. The six legs are generally arranged into three triangular pairs, with the top end of the three triangles, where the two legs are mounted next to each other, attached at the movable surface, i.e. the working part of the robot. If the two legs next to each other are not attached at a single joint, but to two separate joints, then there are 12 joints in the robot, with six joints (i.e. three pairs) at the top and six joints at the bottom (the Company uses ball joints for all of its current robots). The Company refers to this as a “12 node” hexapod. If, on the other hand, the two legs next to each other are attached to a single joint, then there would only be 9 nodes in this machine, with three at the top and six at the bottom. These joints (both single and paired) are also called “gimbals.” The Company licenses patented technology that includes a device that allows the two top legs in each pair on a nine-node robot to share a single joint, called a “triangular gimbal” or a “bi-ball” joint. The movement of the robot’s top surface can be accomplished in one of two ways in the Company’s machines: the length of the legs can change (i.e. this type of leg is called an “actuator” and is used in the “P” series); or the bottom joints of each leg can be mounted on a carriage that rotates around a circular base, thereby changing the distance between the bottom joints (used in the “R” series).

Robotics’ two different platforms (or models) use a programmable robotic device and the same proprietary software. The P Series, which is a conventional parallel mechanism where each of the six servo driven actuators, or legs, changes in length to create motion, comes in three sizes: small; large; and extra large, referred to as the P 1000, P 2000 and P 3000, respectively. The largest unit was created for use in the water jet cutting industry. The R Series, which has rigid fixed length legs and derives its movement from the precise servo-driven actuation of the lower trucks around a fixed rotary track, comes in two sizes: medium; and large, which are referred to as the R 1000 and R 2000, respectively.

Form 10-K Page 3

The P Series device provides precise positioning combined with an ability to provide superior stiffness compared to conventional robots which typically have only one arm. The main uses, for customers doing either testing or simulation, are to provide motion using the Company’s base for either repetitive motion under heavy loads or 6 degrees of freedom testing (i.e. X, Y, Z, Yaw, Pitch and Roll movements are all being tested), where force measurement is required and an experiment cannot allow for a platform that will deflect. Examples of these uses would include, but not be limited to: force feedback and repetitive motion on footwear; positioning of medical devices for testing; and failure testing of new products for the defense and oil industry.

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

The R Series provides precise positioning combined with an ability to provide superior stiffness, as compared to conventional “one armed” serial (or “sequential”) robots. In addition, the R Series also has one rotary axis with the ability to provide a much greater range of motion around this axis. The R Series product has the theoretical ability to spin infinitely around its “yaw” axis, depending on how it is built. (The P Series provides more X, Y & Z motions in a similar-sized package than the R Series. Therefore this is an application-specific choice when the customer is deciding on which of these two robot types to purchase from the Company).

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

Robotics’ continued success is heavily dependent upon proprietary technology. Robotics relies on a combination of patent, trade secret, copyright and trademark law, non-disclosure agreements and technical measures to protect its rights pertaining to such products (Robotics co-owns patents on a Triangular Gimbal, Patent No: US 6,240,799 B1 and Systems and Methods Employing a Rotary Track, Patent No: US 6,196,081 B1 for machining and manufacturing, key components of its robots). Such protection may not preclude competitors from developing products with similar features. Robotics’ success will depend in part on its ability to obtain and defend United States and foreign patent protection for its products and to preserve its trade secrets. In addition to seeking patent protection, Robotics does (and will continue to) rely on contractual arrangements and trade secrets to protect proprietary technology.

Robotics holds a non-exclusive license on patents for hexapod technology. This license is irrevocable, for so long as Robotics continues to honor its payment obligations. The Company will continue to seek patent protection as new products are developed. Although patenting of Robotics’ core technology is important, Robotics’ largest technological advantage continues to be the interrelationship of this hardware with Robotics’ proprietary software, which management believes is unique. For example, the large spherical joints provide the Company’s products a much stiffer platform than the other hexapods. The Company is the first to employ these types of joints in this type of robotic technology. Also, they allow the Company’s products to very accurately define where the exact pivotal locations of the nodes are in relation to the software’s understanding of those points. To management’s knowledge, the Company’s competitors use gimbals or universal joints that are not able to accurately define the exact location of the nodes. Degree of accuracy is one of the most critical selling points for the Company’s type of robotics products.

Management believes that even if a competitor could lawfully reproduce any of the Robotics’ hardware devices, the absence of lawful access to Robotics’ proprietary software would make it extremely difficult or prohibitively expensive to render any of such devices functional at levels of performance comparable to those achieved by Robotics’ devices. Management believes that the hardware devices themselves are not readily susceptible to duplication, and that the software is replete with subtleties that would be difficult to develop independently. Management believes that most parties in the market would conclude that it would be preferable simply to license Robotics’ technology on a consensual basis.

The software interface continues to evolve and yield refinements. Robotics has chosen not to patent this interface, but to hold it as a "trade secret" (similar to the formula for Coca-Cola). By patenting or copyrighting this product, Robotics would reveal how it has accomplished many of its product advantages. By protecting this information as a non-public trade secret, management believes Robotics will more effectively create and preserve technical, financial and timing barriers to replicating Robotics’ technological innovations. Access to the software source code is granted only to selected individuals. This code is maintained in the corporate offices and off-site for redundancy. No source code is made available to the Company’s customers. Only executable application data is distributed, with the exception of small amounts of user-accessible interface modules. Copyright notices are included in the executables. This software is co-owned with the Hexel Corporation, the corporation that previously developed the robotic patents and licensed the robotic technology to Robotics.

Form 10-K Page 4

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

Research and development will continue to be a priority of Robotics, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing and other commercial settings (see subsequent section on "Research and Development" and Item 7, "Plan of Operations").

During the fiscal year ended March 31, 2008, the Company has sought to develop new machinery and innovative robotic applications in the “green” areas of wind turbine electrical generator manufacturing and the recycling of used rubber tires (see “Markets and Business Strategy”).

The Company’s sales of robots are not a seasonal business.

The practices of the Company related to working capital items are to: purchase inventory required for a robot order as close to the beginning of the final assembly of the robot as possible, i.e. “just in time’; collect pre-shipment payments from the customer based upon reaching the payment-related work-in-process milestones established in the purchase contract for the robot; and to minimize the investment in production machinery fixed assets through in-house engineering and the purchase of virtually all fabricated and machined parts from third parties.

Markets and Business Strategy

The Company's Robotics subsidiary sells its products in a number of markets, including the bio-medical, automotive assembly, defense, education, water-jet, wind turbine manufacturing and tire recycling markets.

In the biomedical market, a number of companies and universities in the United States, Canada and Germany use the Company’s P and R Series equipment to manipulate and simulate cadaver or prosthetic body parts for motion studies and force feedback analysis. In the automotive market, Osram Sylvania uses the Company’s P Series robots in conjunction with a vision system to position light bulbs in a high speed laser welding operation for their automotive line. In the defense market, BAE Systems and Astronics, Inc. use the Company’s P and R Series products for testing functionality during rapid motion on some of their defense related products. In the water-jet market, a customer named TSM Inc. uses one of the Company’s P Series units to remove the flashing from metal casings. In the wind-turbine manufacturing market, the Company has developed robotic processes to improve the through-put in manufacturing. In the rubber tire recycling markets, the Company has developed a high through-put, yet economical crumb rubber production system using water-jet technology that will be capable of recycling non-biodegradable used tires. Lastly, in the educational market, MIT uses the Company’s P Series product to provide motion to test some of their new control schemes for damping vibration and motion on conventional robots during travel.

The percentage of the Company’s revenues derived from each of the aforementioned markets for the year ended March 31, 2008 is as follows: Automotive - 60.9%; and Defense - 31.6%. The remaining 7.5% of revenue was from repairs, special projects and service agreements.

Robotics’ primary marketing medium is its small, experienced sales staff. Robotics competes against established products that employ older technology and, therefore, cannot perform the range of movement which the Robotics’ products can perform. In the machine tool market, the Company competes against 3 axis and 5 axis machines, as well as conventional robotics, which each have their disadvantages in relation to the Company’s products. Serial Link 3 Axis machines are made by numerous companies such as Haas Automation, Inc., Fadal Machining Centers, LLC and many others. These are price competitive machines, but are limited in their ability to move in relation to linear motions of X, Y & Z. The rotational axes (Yaw, Pitch & Roll) are ignored. Along with limited travel, these products are built for specialized applications like milling or other machining tasks and, unlike the Robotics’ unit, these three axis machines cannot also do laser or water jet cutting with essentially the same machine. Also, due to the nature of a serial link system, the customer’s application has to be placed very specifically in relation to the manufacturer’s equipment. If these serial link systems are used as the manufacturer has intended, then the customer is able to efficiently and effectively utilize the manufacturer’s equipment. If the application is not conventional in the way intended by the manufacturer, it is extremely costly and difficult for the customer to integrate their application into the serial link equipment.

Form 10-K Page 5

Serial Link 5 Axis products are also made by numerous companies such as Mori Sieki, DMG and Cincinnati Milacron. These products are very expensive and, although they provide for two of the rotations, they do not possess the ability to provide a sixth degree of freedom. Some of these are configured to provide Pitch and Yaw and some Pitch and Roll. All of the Company’s robotics devices provide all three rotations-Yaw, Pitch and Roll. Similar to the 3 axis offerings, these devices are very difficult to integrate or program into the wide variety of tasks that are outside the scope of the specific applications these devices were built to perform.

Conventional (anthropomorphic) robots are made by numerous companies such as Fanuc Robotics, ABB, and Motoman, as well as many others. These products provide a wide range of capabilities, are usually priced competitively but, for some of the more capable offerings, are very expensive. However, this type of product is not able to compete with the Company’s product in terms of stiffness. This limitation virtually eliminates its ability to compete in the manufacturing applications that require accuracy and speed under a varying load. Along with their deficiencies in stiffness and limited range of movement, these products are usually intended to move a tool through a specified work space. A customer who wishes to move their product or switch between moving the product and a tool has a very difficult time utilizing this equipment.

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

Robotics has two major revenue sources: 1. assembling and selling two standard products (the R and P Series machines) and; 2. creating custom "engineered to order" products where customers are willing to pay for the engineering and development costs. The engineered to order products are usually variations of the R and P series devices, but can also be custom devices for a customer interested in utilizing the Company’s engineering expertise. The percentage of revenue from the R and P Series machines for the year ended March 31, 2008 was 65.8%. The percentage of revenue from engineered to order products for that same period was 34.2%.

Although Robotics has chosen to develop these two platforms as its initial hexapod applications, its core technology allows the development of many different types of hexapods. In addition, each of the two platforms are scalable over a very wide range of applications with the smallest standard unit in use approximately the size of a basketball and with the largest approximately the size of a large refrigerator. Robotics’ technology is valuable in a wide variety of industries. Management believes that the technology can be used to develop very large machines capable of performing operations on structures such as aircraft, or much smaller machines for use in such industries as silicon wafer handling and testing. Due to the complex mathematical problems inherent in developing the software to effectively operate a hexapod, management believes that no other existing or aspiring hexapod or machine tool manufacturer has achieved workable solutions to such mathematical problems and translated such solutions into viable hexapod software.

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

Customers

Through its Robotics subsidiary, the Company sold robots to 2 major customers during the year ended March 31, 2008 accounting for 92.5% of the year’s total sales: Osram Sylvania, which manufactures automotive light bulbs and; Jet Edge, which is a defense company. 60.9% of the Company’s sales were to Osram Sylvania and 31.6% of the Company’s sales were to Jet Edge. As a note, manufacturers that use the Company’s robots are Osram Sylvania, Adidas, TSM (water-jet cutting in a machine shop environment) and Jet Edge.

The Company is not dependent upon these customers for future sales, in that it is unlikely that any customer in these markets (i.e. primarily research and development applications) will place a succession of repeat orders. Occasionally, one of these types of customers will buy a second or third machine, but significant additional purchases are unlikely. There are no robot order contracts in production with any of these customers at this time. There is an order from Netherlands Institute for Neuroscience that was received and went into production during the fourth quarter of the Company’s 2008 fiscal year.

Form 10-K Page 6

In addition to the sale of robots, Robotics also receives revenue from the service of existing systems. For the year ended March 31, 2008, the Company derived 7.5% of its revenue from service of existing systems and 92.5% of its revenue from sales of its robotic products.

The Company’s order backlog as of March 31, 2008 was $158,420. That amount relates primarily to the Netherlands Institute for Neuroscience order, expected to be completed in the Company’s 2009 fiscal second quarter.

Competition

Robotics’ products compete against established products that employ older technology. While Robotics is not aware of any products that incorporate technology which is equivalent to that of Robotics’ products, it is conceivable that, in the future, other competitors could develop products based on different technology that does not infringe on Robotics’ patent or other rights, and that may provide capabilities similar or superior to Robotics’ products.

In the hexapod market, there are two companies producing products that compete in similar markets to Robotics. One company from Japan, Fanuc Robotics, has a product similar to Robotics’ P 2000 product, called the F200IB, and a German company named PI Instruments, produces a product similar to Robotics’ P 1000 product. In regard to the F200IB, the Robotics’ product is able to publish and achieve accuracies and forces not offered by the Japanese manufacturer. In regard to the German product, the Robotics’ device offers a larger range of motion in a similar work space. In both cases, Robotics is competitive from a pricing standpoint and able to offer customization that competitors are unlikely able to offer.

Along with hexapod manufacturers, Robotics frequently competes against traditional robot manufacturers. Robotics offers a robot that is much more accurate than these traditional robotic devices. Due to the mechanical advantages of Robotics’ equipment over these standard devices, it is unlikely that they will be able to compete with the Robotics’ devices in terms of accuracy or stiffness.

Although the size of the hexapod robotic market is not known, it is likely that PI Instruments and Fanuc Robotics are selling more robots than Robotics per year.  Robotics is likely third in this market. However, Robotics believes that its product provides for capabilities previously not available from any hexapod manufacturers in its targeted markets. The Company is seeking to introduce its products to potential customers that are not aware that there is a product that can provide a better solution. The Company’s initial efforts are focused on introducing the products to the various industries’ “Early Adapters”. The Company then intends to expand its service and sales capability to meet the demands of the mainstream market. The three targets the Company is focused on are as follows:

•	Custom or Flexible Manufacturing

The Company provides an accurate and stiff motion platform that can be easily integrated to move a tool or a platform under a stationary tool. This product can be sized to fit a particular application and its accuracy, stiffness and cost can be scaled based on the application. By giving this type of flexibility to developers introducing new products, the Company can greatly decrease their time to market and the cost of integration. Currently this is a multi-billion dollar industry and the Company’s product will allow for new players to enter the markets with competitive or improved products. The P 3000 Water-Jet Cutter “Hex-a-Jet” that Robotics helped introduce in 2006 is such a product. This water-jet system may begin to play a role in increasing the production of cast wind-turbine parts in the United States in fiscal 2009.

•	Biomedical Testing

The Company’s product allows researchers to perform real life tests to prove or model their experiments and achieve the verification needed to prove their theories or perform life cycle testing. Currently, the Company believes that this is one of the fastest growing markets for new equipment.

•	Simulation

The Company offers a unique simulator in our R 2000 platform. This patented device allows the person to spin as well as experience acceleration and inertia in their virtual experience. Along with its ability to provide extra motion, the Company’s product also provides a very low cost and compact platform for testing. Currently, many of the airline companies’ pilot training schools and military organizations employ simulators for training. Comparatively, the Company’s device will be a very low cost, easy to integrate positioner for applications that require extensive training on a flight simulator but don’t warrant the cost of the multi-million dollar systems employed today.

Suppliers

Robotics relies on outside suppliers for substantially all of its parts, components, and manufacturing supplies. While Robotics has deliberately followed a policy of designing products with "off-the-shelf" components which are available from a number of suppliers, there can be no assurance that Robotics’ existing suppliers will be able to meet all of Robotics’ needs on terms favorable or acceptable to Robotics. Currently, the Company does not have any material contracts for the future purchase of parts or materials for inventory.

Form 10-K Page 7

Robotics’ products use a small amount of custom components that are critical to the performance of its products. Next Move Controllers and MEI Controllers are both plug-in cards for PC's which allow the Robotics’ robots to process the math and control each of the 6 axes in a coordinated fashion. Two suppliers are used and the Robotics’ product is tested and developed for both. Another control manufacturer (of which there are several) could be used, but the process for porting to a new card is a significant effort. This is because each original equipment manufacturer’s motion control system has to be evaluated both in terms of the availability of a very wide range of physical movements on the mechanical side, as well as the software effort on the Company’s part to add the third or fourth control system to the Company’s existing control software system. This software effort also includes the job of incorporating proprietary software movements the Company’s customers have typically come to expect in the Company’s systems. The Company is continuously evaluating alternative systems and the Company is in the process of expanding robot controls from two manufacturers to three. These cards are both supplied by Target Electronic Supply Inc., a local electronics and electro-mechanical components distributor.

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

Research and Development

Over the last two years, Robotics has spent approximately $455,582 on research and development, primarily on engineering salaries and compensation. Robotics employs four full-time engineers, whose time is spent primarily on modifications requested by customers to Robotics’ standard products.

One of the manufacturing systems developed by the Company can remove the flash from cast wind-turbine parts (flash is the excess metal that penetrates between or through casting encasing materials in thin or irregular shapes that must be removed as soon as the castings harden). These wind turbine parts can weigh 20 to 30 tons each and flash removal using the old cutting tool methods have been difficult.

The Company has also developed a tire recycling crumb rubber production system that utilizes water jet technology and automation systems to economically convert large quantities of tires into crumb rubber.

Another area of research and development on which Robotics is focused is perfecting the software and hardware capabilities of the R Series line for Robotics’ bio-medical opportunities. The main focus has been implementing a dual encoder set-up on the motors to allow for precise motion under heavy and varied load, coupled with a software interface that allows communication directly with Math Lab and the Lab View products (which are standard in this industry).

On the P Series line, Robotics has focused on improving the joint retaining rings and sockets for improved accuracy, manufacturability and ease of assembly.

Robotics has continued to enhance its software product and capabilities. The concentration has been focused on addressing the applications which customers are bringing to Robotics’ attention. Along with this, Robotics has continued to monitor, track and release versions for bug fixes, as well as customer specific applications.

Currently, Robotics has produced a special R 2000 machine for Holo-Dek Gaming, Inc., a related party through common ownership/management. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek Gaming, Inc. to integrate the simulator platform with different video games for the amusement of its customers. Robotics hopes to offer a similar product to companies working on flight training for small aircraft.

There are other research and development projects that Robotics is investigating, some resulting from customer requests.

Segments

The Company manages its business in a single reportable business segment. That segment is robotics. The Company uses similar product, distribution and marketing for each robot sale, regardless of whether the robot is sold to a domestic or international customer and regardless of the differing end uses of the robot.

Form 10-K Page 8

Geographic Sales

The Company’s geographic revenues for the last two fiscal years were as follows:

Years ended March 31,	Domestic	International
2008	$516,583	$7,340
2007	491,635	112,586

Employees

The Company currently employs six people, all in its Robotics subsidiary: 4 full-time engineers; one part-time engineer; and one sales person. The CEO and CFO of Kingston are employed by Holo-Dek Gaming, Inc. ("Holo-Dek"). Any services that the CEO and CFO provide to the Company are charged to the Company through related party payables on the Company’s consolidated balance sheets (see "Recent Developments").

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

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, exhibits and amendments to those reports that are filed with or furnished to the Securities and Exchange Commission ("SEC") are made available free of charge through the Company’s website, www.kingstonsystems.com, as soon as reasonably practicable after the Company electronically files them with, or furnishes them to, the SEC. The Company’s Code of Ethics and other corporate information are available free of charge through the Company’s website. A reader may request a copy of any of the above documents by writing to Kingston Systems, Inc, 8 Merrill Industrial Drive, Unit 12, Hampton, New Hampshire 03842.

Recent Developments

The Company, through Robotics, has a relationship with Holo-Dek. Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, of Kingston and the second largest shareholder of Holo-Dek). Holo-Dek is a startup company that intends to open and operate a number of theaters (two theaters are currently open) for video gamers. Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the "Trust"), a shareholder of the Company which has and continues to provide loans to the Company necessary to keep it in business (which loans aggregated $208,800 at March 31, 2008), is also a significant lender of working capital to Holo-Dek (which has advanced $1,561,075 to the Company as of March 31, 2008). The Company is considering acquiring Holo-Dek. The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video gamers.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owned no real property during the periods ended March 31, 2008 and March 31, 2007.

Robotics has a lease for office space and an assembly/research and development facility in Hampton, New Hampshire. The lease was executed in 2002 and the original term of the lease was 6 years, with a 3 year renewal which was exercised in April 2008 and extended the lease term to March 31, 2011.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

Form 10-K Page 9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was one matter submitted for shareholders' vote during the 2008 and 2007 fiscal years. In the 2008 fiscal year, the shareholders voted to increase the authorized shares from 10 million to 50 million. That increase has not yet been executed.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2008, the majority and controlling shareholders of the Company are the following:

Name	Shares	Comments
Kingston Associates	105,902	Limited Partnership 60% controlled by Ralph McKittrick, CEO of Kingston Systems
Ralph McKittrick	32,453
Thor Corporation	2,332,133	Thor Corporation is 100% controlled by Ralph McKittrick
All others	2,518,401
	4,988,889
Flood Trust	612,251	See Note 2 to the Company’s consolidated financial statements appearing elsewhere herein
Total	5,601,140

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

Currently, the Company's common stock is publicly traded on the pink sheets. The Company’s stock symbol is KSYT.

The high and low bids on the Company’s stock for each quarterly period for the past two fiscal years are approximately as follows (per pink sheets.com):

	High Bid	Low Bid		High Bid	Low Bid
2008			2007
Fourth Quarter	$0.90	$0.41	Fourth Quarter	$1.02	$0.75
Third Quarter	0.98	0.71	Third Quarter	1.02	.01
Second Quarter	1.00	0.50	Second Quarter	1.00	.01
First Quarter	1.25	0.75	First Quarter	N/A	N/A

The Company currently has no compensation plans. The Company does not have any employee benefit plans other than the Company’s contribution toward employee health insurance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and related notes, included in Item 8 of this Annual Report on Form 10-K.

Selected Statements of Income Data

Years ended March 31,	2008	2007**	2006*
Revenue	$523,923	$604,221	$630,575
Net Income (loss)	(863,081)	223,247	(1,844,396)
Earnings (loss) per share	(0.15)	0.04	(0.34)

Form 10-K Page 10

Selected Consolidated Balance Sheet Data

March 31,	2008	2007**	2006*
Total Assets	$567,109	$562,791	$689,249
Related Party Advances	1,561,075	854,848	62,549
Long-term Debt	64,000	48,000	64,000
Capital Leases	99,719	95,216	70,304

*On August 18, 2005, the Company acquired all of the issued and outstanding common stock of Robotics. Prior to that date, Kingston Systems was a dormant company. The 2006 fiscal year data reflects the accounting entries related to that acquisition.

**In March 2007, the Company recognized a gain of $921,439 upon the settlement of a judgment payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. In addition, at March 31, 2008, the Company's auditors, Hansen, Barnett & Maxwell P.C., the Company's Independent Registered Public Accounting Firm, raised substantial doubt about the Company's ability to continue as a going concern.

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

Overview

Management’s plan of operations for the next twelve months is to seek to expand Robotics’ business, increasing revenue volume and improving operating margins, in order to reduce, and eventually eliminate, its historical net losses. There are current activities that are critical to successfully achieving that plan. The Company is working to sell a newer robot application, consisting of a hexapod-mounted water jet cutter, into markets that have been previously untapped for robot sales. For example, TSM Inc. uses one of the Company's P Series units to remove flashing from metal casings. Another newer product in production is a simulator, which can be used in the video game theater business. This is an application where the Company has identified an opportunity to become a significant supplier of robots to Holo-Dek, which will use those robots if they succeed in building-out their video gaming centers. The Company has been considering acquiring Holo-Dek as part of its business expansion plan.

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

Form 10-K Page 11

The Company is currently dependent upon working capital loans that originate primarily from the Trust through its investments and loans to Holo-Dek which, in turn, are provided to the Company to fund research and development and to offset the Company’s operating income deficit. Although the Trust has proven to be a reliable source of funds in the past, there is no guarantee that the Trust will continue to provide funding, or that other sources will be available during the next twelve months.

Plan of Operations

As discussed in Item 1 and below in the Management's Discussion and Analysis, Kingston acquired Robotics in August 2005 (see Note 2 to the consolidated financials statements appearing elsewhere herein). Robotics’ business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotics’ robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek, a startup gaming business, which could provide another market for Robotics’ products (see Item 1, "Recent Developments"). The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video gamers.

Ongoing research and development is a priority of the Company, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing and other commercial settings. Currently the Company is planning to expand the wind-turbine manufacturing through-put improvements already developed during the fiscal year ended March 31, 2008, utilizing its robotic and water-jet technologies. In addition, the Company is continuing to conduct research and development in three different areas of robotic research and development. First, the Company will continue to work on the software algorithms to improve upon the actuators purchased from manufacturing partners. This will allow the Company's machines to achieve greater accuracy and allow the Company to purchase lower cost components from a larger group of vendors. Second, the Company is planning to use its R Series platform as a simulator for both the small aircraft flight industry, as well as an interactive ride for video game entertainment. The research and development effort will seek to create the tools necessary for game developers and flight schools to integrate their current or future software products with the Company's simulator. Third, the Company plans to develop a standard, in-house actuator that can be used for low cost applications.

The Company’s head of sales is focused on selling robots into a number of industries. In the Company’s existing markets, such as universities (using the Company’s robots for bio-medical research) and in the automotive industry (using the Company’s robots for parts assembly), the Company is approaching existing customers for additional orders and exploring opportunities to sell products to other such universities and automotive companies. The Company’s P 3000 Water-Jet Cutter (the water jet cutter is an accurate and rapid metal cutting device that, when coupled with the Company’s robot, can perform multi axis cutting, which is currently rare for flash removal in the casting industry), is being direct-marketed at this time primarily to the automotive, heavy equipment, wind turbine and defense industries and to the metal casting companies serving those industries. Robotics has produced a special R 2000 machine for Holo-Dek. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek to integrate its robotic simulator platform with different video games for amusement and educational training. Robotics also intends to pursue channel sales through machine tool integrators and distributors.

The Company currently uses its head of sales, its web site and business contacts to market its products. The Company plans to develop more extensive use of print advertising and substantially increase the display of its products at numerous industry tradeshows and conferences once improved sales provides additional funding.

In regards to the Company’s Robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees. The Company does anticipate that if a number of the above noted opportunities are realized, it will have to expand resources. Until sales improve, the Company is reliant upon working capital advances from Holo-Dek (through the Trust’s investments in Holo-Dek) to maintain its liquidity and continue operations. The Company is investigating new loan programs that will give it the ability to finance purchase orders.

The Company’s business plan calls for sales to improve significantly during the twelve month period ending March 31, 2009, when compared to the year-ended March 31, 2008. The costs of goods sold percentage of revenue associated with those sales is planned to be at or better than the Company’s percentage for the year ended March 31, 2008. The Company does not know that the improved sales will ever be realized. The Company may also find that the cost of materials and services to produce the futures sales will exceed the estimates now in the plan. As a result of both of these uncertainties, the estimated future sales could be lower than planned and the estimated future costs higher than planned, or both - perhaps by significant amounts.

Although there has been a stable funding base for Robotics through the Trust, along with revenue from the sales of its robots, management believes that it is necessary to obtain additional capital investment, through either the public or private markets, in order to allow the Company to expand its robotics business, invest in strategic opportunities, achieve overall profitability and provide cash flow self-sufficiency. Management is striving to obtain additional funding, but there can be no assurance that management will succeed in a timely fashion. If additional funding is not obtained, the Company may need to curtail operations (the Company is, has been, and is currently reliant upon the Trust for the majority of its working capital financing).

Form 10-K Page 12

Results of Operations

Summary

In August of 2005, Kingston purchased all of the issued and outstanding common stock of Robotics. Since that time, the sole business of Kingston has been the operation of Robotics.

The Year Ended March 31, 2008 as compared to the year ended March 31, 2007

Revenues for the 2008 fiscal year were $523,923. During the period, the Company completed five major projects and recognized $484,546 in sales for those projects. The Company had an additional $19,330 in revenues for smaller projects and $20,047 in revenues from repairs/maintenance and service contract revenue amortization. Revenues for the 2007 fiscal year were $604,221, reflecting solely the revenues of Robotics. During the period, the Company completed four major projects and recognized $486,053 in sales for those projects. The Company had an additional $100,195 in revenues for smaller projects and $17,973 in revenues from repairs/maintenance and service contract revenue amortization.

The Company categorizes all pre-shipment progress payments from the customers on the balance sheet as "deferred revenue" (combined with service contract revenue amortization on the Company's balance sheet, which was $27,500 as of March 31, 2008). Upon shipment of the robot, the Company releases those liabilities to revenue, along with the related cost of sales. As of March 31, 2008, that liability was $63,368.

Cost of sales was $373,191 and $473,021 for the 2008 and 2007 fiscal years, respectively, which reflects costs related to Robotic’s sales orders shipped in that period, of which $263,532 and $347,349 was for materials used in the production of the robots. The remainder was primarily labor and overhead used in the production of the robots. The decrease in the cost of sales year over year, as a percentage of revenue, was primarily due to better utilization of direct materials and labor in the production of the Company’s robots.

The Company capitalizes direct material, direct labor and overhead costs that apply to Robotics’ customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed or shipped. As of March 31, 2008 and 2007, the Company's inventory was $98,796 and $89,391, respectively, which reflects $71,402 and $66,128 of customer order related inventory. The March 31, 2008 order related inventory is comprised of capitalized labor related to the development of a robot for Holo-Dek and parts purchased for a potential order that was not realized (those parts will be used for future orders).

The Company’s selling expenses were $122,557 and $83,903 in the 2008 and 2007 fiscal years, respectively, which was comprised primarily of salaries related to the selling of Robotics’ products. The increase over the prior year period was primarily due to an increase in staff to improve sales.

General and administrative expenses were $537,263 and $537,540 in the 2008 and 2007 fiscal years, respectively. That amount consisted of professional fees (legal, audit, accounting and shareholder relations) of $139,817 and $150,017, engineering related expenses of $121,452 and $137,072, $142,357 and $94,806 of other payroll related and professional services expenses, rent and utility expenses of $36,652 and $55,473 and insurance expenses of $49,981 and $45,682, respectively. The remaining expenses of $47,004 and $54,490 were for travel, depreciation and other costs, respectively. In the category of payroll related and professional services, the increase over the prior year period was primarily due to an addition to the administrative staff.

Research and development expenses were $310,478 and $145,104 for the 2008 and 2007 fiscal years, respectively. Those costs were primarily engineering salary costs related to the continuing development of Robotics’ products. The increase over the prior year was primarily due to both increased research and development activities to enhance the software product and robotic capabilities and research and development to address potential customer specific applications, including increased through-put in the wind-turbine manufacturing industry, achieved by utilization of the Company’s robotic and water-jet technologies. In addition, to a lesser degree, the increase in fiscal 2008 over fiscal 2007 was due to a re-evaluation of costs from engineering salaries to research and development in fiscal 2008.

Other income (expense) was $(43,515) and $858,594 for the years ended March 31, 2008 and 2007, respectively. Interest expense for the 2008 and 2007 fiscal years was $32,711 and $62,845, respectively. In fiscal 2008, the interest expense was comprised of finance charges and interest on the loan payable, related party (Flood Trust) and the notes payable, related parties (Flood Trust and George Coupe). The remaining expense was the interest (factoring fees) related to the sale of the Company’s receivables to factoring companies (all reflected in the Company's March 31, 2008 balance sheet). In fiscal 2007, the interest expense was primarily related to the judgment payable and , to a lesser degree, finance charges and interest on the loans and notes payable. This was offset by the Company’s gain from the settlement of a judgment payable of $921,439 in its 2007 fiscal year. The gain was recorded by eliminating the $353,883 principal and $667,556 accrued interest at the date of the settlement, less a $100,000 cash payment.

The Company's net loss for the 2008 fiscal year was $863,081, which resulted in a loss per share of $0.15. The Company's net income for the 2007 fiscal year was $223,247. This was comprised of a $635,347 loss from operations and $62,845 in interest expense, offset by the gain on settlement of the judgment of $921,439, discussed above. The net resulted in an earnings per share of $0.04.

Form 10-K Page 13

Liquidity and Capital Resources

On an ongoing basis, the Company's primary needs for liquidity and capital resources are for the funding of salaries and other administrative expenses related to the management of the Company, for payment of the cost of products sold and inventory (to the extent that these expenditures are not covered by customer pre-shipment deposits) and, to a lesser degree, for research and development.

During fiscal 2008, net cash used by operations was $741,301, compared with $638,367 in the prior year period The cash used was a result of the Company’s loss from operations, discussed above, partially offset by an increase in deferred revenue, accounts payable and accrued expenses. The cash used in fiscal 2007 (which excludes the impact of the settlement of a judgment payable, discussed in more detail in the Summary above and in Footnote 4 to the notes to the consolidated financial statements appearing elsewhere herein) was primarily a result of the Company’s loss from operations along with a reduction in orders in the fiscal fourth quarter. This was partially offset by a reduction in inventory, also due to the reduction in orders.

Net cash used by investing activities was $4,636 and $17,895 for the 2008 and 2007 fiscal years, respectively. The use of funds in both years was for the purchase of equipment and software.

Cash provided by financing activities for fiscal 2008 was $705,310. The source of cash was working capital loans from Holo-Dek. Cash provided by financing activities for fiscal 2007 was $678,734. The source of cash was working capital loans from Holo-Dek, partially offset by the cash payment made to settle a judgment payable (see the Summary above and Note 4 to the consolidated financial statements appearing elsewhere herein). In 2006, the Company negotiated the terms of sale for segments of the Company’s accounts receivable with LSQ Funding Group, L.C. In fiscal 2008, the Company negotiated a new agreement with Coastline Financial Services Group (see Note 1 to the Company’s consolidated financial statements appearing elsewhere herein).

Regarding working capital advances from Holo-Dek, until October 31, 2004, the Trust invested directly into Robotics, with the funding being in the form of debt that was converted to Kingston stock in June 2006. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004 on the books of Robotics. As of October 31, 2004, the accrual of interest on the debt ceased. After October 31, 2004, the Trust made non-interest bearing cash advances to Holo-Dek which in turn made non-interest bearing cash advances to Robotics on an as-needed basis, through the working capital advance account, which cash advances aggregated $1,561,075 at March 31, 2008 and $854,848 at March 31, 2007. In addition, the Trust made a short-term loan of $100,000 to the Company in March of 2006, which is evidenced by a note payable on demand on or after March 17, 2007, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. These relationships are discussed in Note 3 to the consolidated financial statements included elsewhere herein.

The Company's cash and cash equivalents of $1,567 as of March 31, 2008, along with presently-anticipated future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. Such financing has been obtained in the past primarily from the Trust, along with the sale of the Company's robots. In addition, the Company is continuing to pursue its interest in Holo-Dek, along with a focus on increasing revenue through an increased level of sales of robotic products. As mentioned previously, the Company is actively pursuing additional sources of funding,

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company's future operations. Should that occur, the Company may need to curtail its operations.

Aggregate Contractual Obligations

At March 31, 2008, the Company had the following contractual obligations due by period:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$209,032	$144,800	$64,232	$0	$0
Capital leases - Robotics	32,839	16,366	16,473	0	0
Operating lease - Robotics allocation	162,871	53,033	109,838	0	0
Wages payable	46,300	46,300	0	0	0
Holo-Dek capital leases under Robotic's name	93,850	45,793	43,284	4,774	0
Holo-Dek share of operating lease under Robotic's name	346,101	112,695	233,406	0	0

Off Balance Sheet Arrangements

As of March 31, 2008 and 2007, the Company had no off balance sheet arrangements with any parties.

Form 10-K Page 14

Legal Contingencies

The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At March 31, 2008 there are no outstanding legal proceedings, nor are there any reserves established.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company is evaluating the effect of this statement.

In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company is evaluating the effect of this Statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 160 clarifies that: a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements; consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest; and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R and SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new Standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on the Company's consolidated financial statements.

Form 10-K Page 15

Forward Looking Statements

The Company is including the following cautionary statement in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the Company's losses from period to period; the Company's current dependence on a limited number of key suppliers and investors; the Company's ability to successfully market and sell its products in view of changing trends, acceptance of products and other factors affecting market conditions; technological advances by the Company's competitors; capital needs to fund operations and development programs; delays in the manufacture of new and existing products by the Company or third party contractors; the loss of any key employees; the outcome of any litigations; changes in governmental regulations; and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. In the case of the Company, those risks are primarily related to expected sales that may fail to materialize and to continued funding from the Trust. The Company does not utilize any credit lines or financial instruments for borrowing or investments (the Company does utilize a receivables factoring arrangement, which has contractual fees - see Note 1 to the consolidated financial statements included elsewhere herein) and does not have any transactions valued in a foreign currency. All advances from the Trust are at a stated interest rate of 8.0% per year. Therefore, as of March 31, 2008, the Company does not experience any material effects from market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included after the Exhibit Index.

KINGSTON SYSTEMS INC.

Form 10-K Page 16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, management, including the Chief Executive Officer and Principal Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared. Management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of March 31, 2008, internal controls over financial reporting are effective based on these criteria.

Changes in Internal Control over Financial Reporting

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended March 31, 2008, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

Limitations on Effectiveness of Controls

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

Form 10-K Page 17

ITEM 9A(T). CONTROLS AND PROCEDURES

Section 404 Assessment

Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of the Company's internal controls, and an attestation of the effectiveness of these controls by the Company's independent registered public accountants, beginning with the Company's Form 10-K for the fiscal year ending on March 31, 2010. Therefore, this annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm, pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of June 30, 2008 the Directors and executive officers of the Company are presented below.

NAME	AGE	TITLE

Ralph E. McKittrick	58	Chairman, CEO, and Director

George J. Coupe	67	Chief Financial Officer and Director

James W. Byrne	51	Director

The principal occupations and brief summary of the background of each Director and executive officer of Kingston during the past five years is as follows:

Ralph E. McKittrick - Founder/CEO, and Chairman of the Board of Directors since January 1987

Ralph McKittrick is the founder, Chairman of the Board and Chief Executive Officer of the Company and will serve as a director until the next annual meeting of shareholders or until the next consent of a majority of shareholders (in lieu of a meeting) and will serve as CEO until a successor is elected by the board and qualified. In 2004, he co-founded Holo-Dek and he has been the CEO of Holo-Dek since its founding. In 2003, Mr. McKittrick co-founded Cargo Force, Inc., a commercial airlift/airfreight startup company whose mission is to support US industry, especially the heavy manufacturers. He has been the CEO of Cargo Force since its founding. From December 15, 1999 to November 15, 2002, Mr. McKittrick was a consultant to CNC Systems, Inc., a machine tool distributor in Maine, where he helped turn around the company.

George J. Coupe - Chief Financial Officer and Director since March 2006

George Coupe is a member of the Company’s Board of Directors and the Chief Financial Officer of the Company and will serve as a director until the next annual meeting of shareholders or until the next consent of a majority of shareholders (in lieu of a meeting) and will serve as CFO until a successor is elected by the board and qualified. In 2004, he co-founded Holo-Dek and has been the President of Holo-Dek since its founding. Mr. Coupe founded Robotics in 2002 and he has also been the President of Robotics since its founding. Prior to founding Robotics, and beginning with his departure from Ford Finance Staff in 1975, Mr. Coupe was engaged in turning around companies in financial difficulty, typically either as the CFO or as a financial control consultant. Mr. Coupe also was one of the founders at two startup companies during this period. Prior to founding Robotics, Mr. Coupe was a financial consultant (from to March 2000 to February 2002) and before that he was the CFO of Northland Tool, Inc., (from January 1, 1995 to March 15, 2000) a spindle repair company.

James W. Byrne - Director since May 1989

Mr. Byrne is a member of the Company’s Board of Directors and will serve as a director until the next annual meeting of shareholders or until the next consent of a majority of shareholders (in lieu of a meeting). Mr. Byrne is the operations manager for Holo-Dek, a position he has held since March 31, 2004. Prior to joining Holo-Dek, Mr. Byrne spent 27 months renovating his 18th century home in New Hampshire. From July 17, 1998 to August 1, 2002, he was the Director of Engineering for Advanced Digital Internet ("ADI"). ADI provided internet service to high-end multi-dwelling units in Manhattan. Mr. Byrne's specialty was designing the infrastructure and overseeing the installation of each system.

Form 10-K Page 18

There are no significant (critical) employees of the Company, other than the directors and officers noted above.

Audit Committee Financial Expert

The Company does not currently have independent directors. The Company intends to establish independent directors, along with an Audit and Compensation Committee, in its 2009 fiscal year.

Compensation of Directors

Directors who are employees of the Company are not paid any other fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and any person who owns more than 10% of the Company's common stock (the "Reporting Persons") to file with the SEC reports of ownership and reports of changes in ownership of the Company's common stock. Under Securities and Exchange Commission rules, the Company receives copies of all Section 16(a) forms that these Reporting Persons file. The Company has determined that all shareholders required to file are in compliance with Section 16(a).

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

The Company’s code of ethics is posted on its website www.kingstonsystems.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended March 31, 2008.

						Non-equity	Nonqualified
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All other Compensation ($)	Total $

Ralph McKittrick,	2008	0	0	0	0	0	0	0	0
CEO	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

As of June 30, 2008, there were 5,601,140 shares of common stock issued and 5,576,234 shares of common stock outstanding.

Form 10-K Page 19

The following table sets forth certain information as of March 31, 2008, regarding each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, each director, and named executive officer of the Company, and all officers and directors as a group:

Name/Address of Beneficial Owner*	Position with Company	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percentage of Securities (1)
Ralph E. McKittrick (2)	Chairman, CEO	2,470,488	44.3%
James W. Byrne	Director	0	0.0%
George J. Coupe	Chief Financial Officer	0	0.0%
Flood Trust (3)	N/A	612,251	11.0%
All executive officers and Directors as a group (3 people)		2,470,488	44.3%

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
(2) The ownership noted is comprised of the following: Thor Corporation owns 2,332,133 shares of common stock and is 100% controlled by Ralph McKittrick; Kingston Associates owns 105,902 shares of common stock and is a Limited Partnership, 60% controlled by Ralph McKittrick; and Ralph McKittrick owns 32,453 shares of common stock directly.

(3) Mr. Larry Flood has sole control over the shares held by the Flood Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of March 31, 2008, the Company was involved in the following related party transactions:

o The Company has certain credit card advances from George Coupe, President of Robotics, in the amount of $81,418. These advances are for the financing of operations and certain capital asset purchases. These advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and a portion of the "principal." The interest rates being paid to the credit card companies vary between 5.0% and 23.0%. The average balance was $76,773 for the period from April 1, 2007 through March 31, 2008. The weighted average interest rates on the March 31, 2008 and 2007 credit card balances were 10.5% and 11.3%, respectively.

o The Company has an additional note payable to George Coupe in the amount of $200. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $32 as of March 31, 2008). This note is reflected in notes payable, related parties on the Company's balance sheet.

o The Company has a debt payable to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The debt is non-interest bearing. The amount of the debt has not changed since it was incurred.

o The Company, through its Robotics subsidiary, has a relationship with Holo-Dek. Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. As of March 31, 2008, Holo-Dek has provided working capital advances to Kingston in the amount of $1,561,075, shown in current liabilities on the Company's balance sheet. Until October 31, 2004, the Trust made loans directly to Robotics, with the funding being in the form of debt that was converted to stock. The debt and accumulated interest totaled $1,836,752 at October 31, 2004. The accrual of interest on the debt was temporarily delayed from October 31, 2004 until October 31, 2005, at which time interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt (including accrued interest) was converted to stock. After October 31, 2004, the Trust made loans to Holo-Dek, which in turn made cash advances to Robotics on an as needed basis, through the working capital advance account.

o The Company’s Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of March 31, 2008, the balances on those credit cards totaled $83,630 and are recorded as a related party asset and credit card liability on the Company’s balance sheets. Additionally, there is approximately $177,000 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek. The amount of credit line that was unused as of March 31, 2008 was approximately $74,000.

Form 10-K Page 20

o The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation ("Hexel") originally developed the robotics technology. That corporation is still in existence, with limited operations. There are two current employees of Robotics who are shareholders in Hexel. In addition, its major shareholder in the Company (who is not an employee or a member of management) also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel by March 31, 2009 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property. Any enhancements/developments by Robotics to the robot technology, including software, are co-owned with Hexel through the licensing agreement. At March 31, 2008 and 2007, $32,496 and $23,291 was owed to Hexel with $9,205 and $9,156 recorded as an expense during the years ended March 31, 2008 and 2007, respectively.

o The Company has a related party note and loan payable to the Trust, discussed in Note 4 to the consolidated financial statements appearing elsewhere herein, and the Company is the lessee on eight related party capital leases, discussed in Note 8 to the consolidated financial statements contained elsewhere herein.

Director Independence

As discussed previously, Kit McKittrick, George Coupe and Wes Byrne are the directors of Kingston. Mr. McKittrick is the CEO of Kingston and holds the majority of the common stock of the Company. Mr. Coupe is the CFO of Kingston and is also a lender to Robotics. Mr. Byrne is employed by Holo-Dek, which is a significant lender to Robotics. The Company intends to add independent directors to its Board of Directors during the Company’s 2009 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As of March 31,	2008	2007
Audit Fees	$37,227	$63,346
Audit Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$37,227	$63,346

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K and appear on the pages shown below:

Form 10-K Page 21

(b) Listed below are the Exhibits filed or furnished as part of this report, some of which are incorporated by reference from documents previously filed by us with the Securities and Exchange Commission in accordance with the provisions of Rule 12b-32 of the Exchange Act.

Exhibit No.	Document	Page Number
3.1
The Certificate of Incorporation of the Registrant, filed as Exhibit 3(a) to Registrant's Registration Statement on Form S-1 (File No. 33-12019), filed on February 17, 1987, as amended by Amendment Nos. 1,2 and 3 filed on March 25, April 3 and April 7, 1987, respectively (the "S-1 Registration Statement"), is incorporated herein by reference.

3.2	The By-Laws of the Registrant, filed as Exhibit 3(b) to the Registrant's S-1 Registration Statement, is incorporated herein by reference.
14	The Code of Ethics of the Registrant, filed as Exhibit 14 to the Registrant's March 31, 2005 Form 10-KSB, is incorporated herein by reference.
15	Triangular Gimbal, Patent No: US 6,240,799 B1 and Systems and Methods Employing a Rotary Track, Patent No: US 6,196,081 B1, incorporated herein by reference.
21*	List of Company's subsidiaries	37
31.1, 31.2*	Rule 13a-14(a)/15d-14(a) Certification	38-39
32.1, 32.2*	Section 1350 - Certification	40-41
10.1*	Agreement with Coastline Financial Services	42-51

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of July, 2008.

KINGSTON SYSTEMS INC.

By:	/s/ Ralph E. McKittrick
Ralph E. McKittrick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph E. McKittrick	Chairman, Chief Executive Officer,
Ralph E. McKittrick	Principal Executive	July 15, 2008

/s/ George J. Coupe
George J. Coupe	Chief Financial Officer	July 15, 2008

/s/ James W. Byrne
James W. Byrne	Director	July 15, 2008

Form 10-K Page 22

KINGSTON SYSTEMS INC.

Page
Number

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of March 31, 2008 and March 31, 2007	24

Consolidated Statements of Operations for the Years Ended March 31, 2008 and March 31, 2007	25

Consolidated Statements of Shareholders' Deficit for the Period from April 1, 2006 to March 31, 2008	26

Consolidated Statements of Cash Flows for the Years Ended March 31, 2008 and March 31, 2007	27

Notes to the Consolidated Financial Statements	28-36

Form 10-K Page 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kingston Systems Inc.
Hampton, New Hampshire

We have audited the consolidated balance sheets of Kingston Systems Inc. and subsidiary, as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kingston Systems Inc. and subsidiary as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses, is in an equity deficit position and has a current ratio deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
July 14, 2008

Form 10-K Page 24

KINGSTON SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,567	$42,194
Accounts receivable, net of allowance for doubtful accounts of $2,474 and $0	137,158	110,749
as of March 31, 2008 and 2007, respectively
Inventory	98,796	89,391
Related party leases, current portion	33,714	25,841
Related party receivable	83,630	60,378
Other current assets	7,074	5,444
TOTAL CURRENT ASSETS	361,939	333,997

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $25,899	35,537	40,598
and $16,202 as of March 31, 2008 and 2007, respectively
Software, net of accumulated amortization of $8,411 and $2,315	11,464	17,559
as of March 31, 2008 and 2007, respectively
Software development costs, net of accumulated amortization of $48,311	107,375	126,681
and $29,006 as of March 31, 2008 and 2007, respectively
Security deposits	12,000	12,000
Related party leases, non-current portion	38,794	31,956
TOTAL ASSETS	$567,109	$562,791
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$59,539	$41,613
Related party advances	1,561,075	854,848
Accrued expenses	89,463	63,964
Deferred revenue	90,868	24,582
Capitalized lease obligations, current portion	46,038	36,048
Credit card advances, related party	81,418	72,128
Credit card liability	83,630	60,378
Wages payable, related party	46,300	46,300
Notes payable, related parties, current portion including accrued interest
of $12,832 and $6,416 as of March 31, 2008 and 2007, respectively	29,032	38,616
Loan payable, Flood Trust, related party, including accrued interest of $16,000
and $8,000 as of March 31, 2008 and 2007, respectively	116,000	108,000
TOTAL CURRENT LIABILITIES	2,203,363	1,346,477

LONG TERM LIABILITIES:
Note payable, related party, non-current portion	64,000	48,000
Capitalized lease obligations, non-current portion	53,681	59,168
TOTAL LIABILITIES	2,321,044	1,453,645
SHAREHOLDERS' DEFICIT:
Common Stock: $0.01 par value; 10,000,000 shares authorized; 5,601,140 shares issued and 5,576,234 shares outstanding as of March 31, 2008
and 2007, respectively	56,012	56,012
Additional paid-in capital	11,838,230	11,838,230
Accumulated deficit	(13,607,421)	(12,744,340)
Treasury stock at cost; 24,906 shares	(40,756)	(40,756)
Total shareholders’ deficit	(1,753,935)	(890,854)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$567,109	$562,791

The accompanying notes are an integral part of these consolidated financial statements.

Form 10-K Page 25

KINGSTON SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THE YEARS ENDED
	March 31, 2008	March 31, 2007
Revenue	$523,923	$604,221
Cost of sales	373,191	473,021
Gross profit	150,732	131,200
Operating expense:
Selling	122,557	83,903
General and administrative	537,263	537,540
Research and development	310,478	145,104
Total operating expense	970,298	766,547
Operating loss	(819,566)	(635,347)
Other income (expense):
Gain on settlement of judgment payable	—	921,439
Interest expense and financing fees	(43,515)	(62,845)
Total other income (expense)	(43,515)	858,594

Net income (loss) before provision/benefit
for income taxes	(863,081)	223,247

Provision/benefit for income taxes	—	—
Net income (loss)	$(863,081)	$223,247
Basic and diluted income (loss)
per share	$(0.15)	$0.04
Weighted-average number of
common shares outstanding	5,576,234	5,576,234

The accompanying notes are integral part of these consolidated financial statements.

Form 10-K Page 26

KINGSTON SYSTEMS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 1, 2006 TO MARCH 31, 2008

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at March 31, 2006	4,988,889	$49,889	$10,007,601	$(40,756)	$(12,967,587)	$(2,950,853)

Shares issued in settlement of promissory note	612,251	6,123	1,830,629	—	—	1,836,752

Net income for the year	—	—	—	—	223,247	223,247

Balance at March 31, 2007	5,601,140	56,012	11,838,230	(40,756)	(12,744,340)	(890,854)

Net loss for the year	—	—	—	—	(863,081)	(863,081)

Balance at March 31, 2008	5,601,140	$56,012	$11,838,230	$(40,756)	$(13,607,421)	$(1,753,935)

The accompanying notes are an integral part of these consolidated financial statements.

Form 10-K Page 27

KINGSTON SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THE YEARS ENDED
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(863,081)	$223,247
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	35,097	30,504
Gain on judgment payable, including accrued interest	—	(921,439)
Changes in assets and liabilities:
Accounts receivable	(26,409)	27,793
Inventory	(9,405)	202,000
Other current assets	(1,630)	(2,752)
Accounts payable	17,926	(107,899)
Deferred revenue	66,286	(154,897)
Accrued expenses	25,499	21,227
Accrued interest on loans payable	14,416	43,849
NET CASH FROM OPERATING ACTIVITIES	(741,301)	(638,367)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and software	(4,636)	(17,895)
NET CASH FROM INVESTING ACTIVITIES	(4,636)	(17,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party working capital advances	1,079,626	2,433,889
Payment of related party advances	(373,398)	(1,656,185)
Borrowings (payments) on credit card advances, related party	9,290	(8,135)
Proceeds from capital lease obligation	—	14,848
Payments on capital lease	(10,208)	(5,683)
Payment made upon settlement of judgment	—	(100,000)
NET CASH FROM FINANCING ACTIVITIES	705,310	678,734
Net increase (decrease) in cash	(40,627)	22,472
Cash and cash equivalents, beginning	42,194	19,722
Cash and cash equivalents, ending	$1,567	$42,194

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Shares issued in acquisition of Robotics	$—	$1,797,754
Capital lease for equipment	—	24,681
Assumption of credit card liability from related party	83,630	60,378
Assumption of capital lease from related party	49,260	9,386
Reduction in capital lease liability from related party	(34,550)	(18,573)

Cash paid for interest	$18,295	$13,798
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Form 10-K Page 28

KINGSTON SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Controlling Shareholder — In August of 2005, Kingston Systems Inc. ("Kingston" or the "Company") purchased all of the issued and outstanding common stock of Parallel Robotics Systems Corporation (“Robotics”). Since that time, the sole business of Kingston has been the operation of Robotics."

The majority and controlling shareholders of the Company are the following:

Name	Shares	Comments
Kingston Associates	105,902	Limited Partnership 60% controlled by Ralph McKittrick, CEO of Kingston Systems
Ralph McKittrick	32,453
Thor Corporation	2,332,133	Thor Corporation is 100% controlled by Ralph McKittrick
All others	2,518,401
	4,988,889
Flood Trust	612,251	See Note 2
Total	5,601,140

Nature of Business — The Company's revenue generating subsidiary, Robotics, is in the business of building robots, called rotopods and hexapods. These robots are similar to the type of apparatus used to move flight simulators. The robots allow movement in all planes of motion and are primarily purchased by companies for product development and testing, although some robots are used in manufacturing. A significant component of the robot package is the customized software program that operates the robot's motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract generally generates revenue of approximately $125,000. The Company's geographic revenues for the last two years were as follows:

Years ended March 31,	Domestic	International
2008	$516,583	$7,340
2007	491,635	112,586

Basis of Presentation— The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Company's fiscal year is from April 1 through March 31.

Consolidation— The accompanying consolidated financial statements include the accounts of Kingston Systems, Inc. and its wholly owned subsidiary, Parallel Robotics Systems, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition— Revenues are recognized when the robot is shipped under an agreement with a customer, risk of loss and title have passed to the customer, and collection is reasonably assured. The Company categorizes all pre-shipment progress payments from the customers and service agreement revenues as "deferred revenue" on the balance sheet. Upon shipment of the robot, the Company releases the prepayment liabilities to revenue, along with the related cost of sales. The Company recognizes any deferred service agreement revenue over the life of the agreement. Costs are recognized as incurred.

Form 10-K Page 29

KINGSTON SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Condition— The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended March 31, 2008, the Company incurred an operating loss of $819,566 and has a working capital deficit of $1,841,424. The losses from operations and the working capital deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required (the Company is, has been, and is currently, reliant upon a single major investor, the Flood Trust, for the majority of its working capital financing), and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of equity financing, debt financing, or significant sales improvements, the Company may not be able to continue as a going concern and may need to curtail operations.

Cash and Cash Equivalents— Cash equivalents include highly liquid, short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

Accounts Receivable— Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of March 31, 2008 and 2007, management has estimated an allowance for doubtful accounts of $2,474 and $0, respectively.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida. The terms include the provisions that the initial payment to the Company will be approximately 80% of the approved receivables purchased and that the Company is to receive the balance of 20% of the total receivable, less applicable initial finance fees of 2% (per month) of the receivable balance factored and less additional finance and administrative fees when the customer pays the total receivable to LSQ. In the Company’s 2008 fiscal year, the Company had $264,630 in new factoring transactions and received $277,532 in payment of receivables from previous transactions, less applicable fees of $10,804 (shown as a component of interest expense in the Company's statement of operations). In fiscal 2007, the Company had $184,000 in new factoring transactions and received $123,000 in payment of receivables from previous transactions, less applicable fees of $5,200. The factoring agreement provides for a lien on all assets as collateral for any and all outstanding advances by the factor.

As of February 12, 2008, the Company terminated its relationship with LSQ Funding Group. Effective February 2, 2008, the Company entered into an agreement with Coastline Financial Services Group (“Coastline”) for the sale of segments of the Company’s accounts receivables. The terms of the agreement are essentially the same as the terms the Company had with LSQ. The Company can sell up to $400,000 of its receivables to Coastline. As of March 31, 2008, the Company had $400,000 of availability which could be used to sell its receivables to Coastline.

Inventory— Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value is less than the carrying value of the inventory, the Company will make an adjustment to reduce the value of the inventory. At March 31, 2008 and 2007, inventory consisted of work in process materials, capitalized labor and spare parts (at the time a robot is completed, the product is shipped-the Company does not have finished goods inventory). Those amounts were:

	March 31, 2008	March 31, 2007
Inventory as of:
Work in Process	$26,802	$26,414
Capitalized Labor	45,347	40,526
Spare Parts	26,647	22,451
Total	$98,796	$89,391

Property and Equipment— Assets are recorded at cost and depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to seven years. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments, that extend the useful lives of existing equipment, are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations. Depreciation expense for the years ended March 31, 2008 and 2007 was $9,696 and $9,981, respectively. As of March 31, 2008 and 2007, the Company’s property and equipment amounts were:

Form 10-K Page 30

KINGSTON SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2008	March 31, 2007
Property and Equipment as of:
Vehicles	$5,558	$5,558
Computer Equipment	14,965	13,415
Machinery and Equipment	40,913	37,828
Subtotal	$61,436	$56,800
Less accumulated depreciation	(25,899)	(16,202)
Net Book Value	$35,537	$40,598

Software — Software is composed of engineering and administrative software. Software is recorded at cost and amortization is computed using the straight-line method over the software’s estimated useful life, which is three years. On retirement or disposition of software, the cost and accumulated amortization are removed and any resulting gain or loss is recognized in the statement of operations. Amortization expense for the years ended March 31, 2008 and 2007 was $6,096 and $1,218, respectively.

Long-lived Assets — Long-lived assets are reviewed for impairment when situations arise that indicate the asset could be impaired. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes — The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax carrying amount, and operating loss and tax credit carry forwards. The Company’s consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses incurred since March 1988 (the Company had a period of dormancy between March 1988 and its SEC filing for the year ended March 31, 2005), as well as other temporary differences between book and tax accounting. Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized in the future. Management considered the recent historical operating losses and the inherent uncertainty in the extent and timing of future profitability in determining the appropriate valuation allowance. Based upon this assessment, the Company recorded approximately $1,173,721 of valuation allowance against gross deferred tax assets of $1,173,721 through March 31, 2008. The decision to record the valuation allowance required significant judgment, including estimating the various factors impacting future taxable income. Footnote 7 to the financial statements calculates an income tax provision of zero. The table identifies that there are tax loss carry-forwards caused by losses dating back between 15 and 20 years. The Company determined that, more likely than not, it will not be profitable enough in the coming years to utilize the loss carry-forwards, and as a result, has recorded a valuation allowance equal to the gross deferred tax asset. Had the Company not recorded this allowance, the Company would have reported materially different results. If the realization of all deferred tax assets in the future is considered more likely than not, a decrease in the valuation allowance would be made, resulting in an increase to the net carrying value of deferred tax assets and increase net income in the period of such determination by approximately $1,173,721. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect the Company’s financial condition and results of operations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

Form 10-K Page 31

KINGSTON SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Product Development Costs— The Company is focusing its research and development on perfecting the software and hardware capabilities of the R Series line, improving the joint retaining rings and sockets on the P Series line, and exploring other uses for its products. The Company expenses research and product development costs as incurred.

Basic Earnings (Loss) Per Share— Basic earnings (loss) per share is calculated by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share is identical to basic earnings (loss) per share, as the Company has no dilutive securities at this time.

Fair Values of Financial Instruments— The carrying amounts reported in the balance sheets for accounts receivables and debt obligations approximate their fair values. The following methods and assumptions were used by the Company in estimating its fair values:

•	Cash and cash equivalents – The carrying amount reported in the balance sheet approximates fair value due to the short maturity of these instruments.
•
Related party receivable – The carrying amount reported in the balance sheet approximates fair value as the average interest rate on this receivable (credit card advances) approximates current interest rates on similar receivables.

•	Notes and loans payable – The carrying amount reported in the balance sheet approximates fair value as the interest rates approximate current interest rates on similar notes/loans.

Intangible Assets— The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheet as of March 31, 2008. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the period ended March 31, 2008.

Shipping Costs— Costs to ship products to customers are charged to operations as incurred. During the years ended March 31, 2008 and March 31, 2007, the Company recognized shipping costs of $5,543 and $11,378, respectively, in cost of sales.

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company is evaluating the effect of this statement but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company is evaluating the effect of this Statement.

Form 10-K Page 32

KINGSTON SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 160 clarifies that: a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements; consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest; and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R and SFAS No. 160.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new Standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161.

NOTE 2 — ACQUISITION OF PARALLEL ROBOTICS SYSTEMS

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

NOTE 3 — RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company was involved in the following related party transactions:

o The Company has credit card advances, related party, of $81,418 and $72,128 in current liabilities on its March 31, 2008 and 2007 balance sheets. Those advances are from George Coupe, President of Robotics. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company's expenditures. The monthly payments on these cards include all of the monthly interest being charged by the credit card company and a portion of the "principal." The interest rates being paid to the credit card companies vary between 5.0% and 23.0%. The average balance was $76,773 for the period from April 1, 2007 through March 31, 2008. The weighted average interest rates on the March 31, 2008 and 2007 credit card balances were 10.5% and 11.3%, respectively.

Form 10-K Page 33

KINGSTON SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o The Company has a note payable, related party, to George Coupe in the amount of $200. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $32 as of March 31, 2008).

o The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company's balance sheet.

o The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. ("Holo-Dek"). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly or indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Trust, an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek. Until October 31, 2004, the Trust made loans directly to Robotics, with the funding being in the form of debt that was later converted to stock. The debt and accumulated interest totaled $1,836,752 at October 31, 2004. The accrual of interest on the debt was temporarily delayed from October 31, 2004 until October 31, 2005, at which time interest accrued at the rate of 8% per year. Interest accrued from October 31, 2005 until June, 2006, when the debt (including accrued interest) was converted to stock. After October 31, 2004, the Trust made loans to Holo-Dek, which in turn made cash advances to Robotics on an as needed basis through the working capital advance account, which advances aggregated $1,561,075 at March 31, 2008 and $854,848 at March 31, 2007 (shown in current liabilities on the Company’s balance sheets).

o The Company has a licensing and royalty agreement in connection with the co-ownership of certain technology. The Hexel Corporation ("Hexel") originally developed the robotics technology. That corporation is still in existence, however, with limited operations. Two current employees of Robotics are shareholders in Hexel. In addition, a major shareholder in the Company also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics. Under the agreement, Robotics is required to pay to Hexel, by March 31, 2009, 2% of gross sales, less shipping, tax, and other customary costs normally born by the seller, on products sold which incorporate that certain licensed software and intellectual property. Any enhancements/developments by Robotics to the robot technology, including software, are co-owned with Hexel through the licensing agreement. At March 31, 2008 and 2007, $32,496 and $23,291 was owed to Hexel, respectively, with $9,205 and $9,156 recorded as an expense during the year ended March 31, 2008 and 2007, respectively.

o The Company’s Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of March 31, 2008, the balances on those credit cards totaled $83,630 and are recorded as a related party asset and credit card liability on the Company’s balance sheets. Additionally, there is approximately $177,000 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek. The amount of credit line that was unused as of March 31, 2008 was approximately $74,000.

o The Company has a related party note and loan payable to the Trust, discussed in Note 4, and the Company is the lessee on eight related party capital leases, discussed in Note 8.

NOTE 4 — JUDGMENT, NOTE AND LOAN PAYABLE

In April 1988, a judgment was entered against the Company in the amount of $353,883. On April 6, 2006, the Company agreed to settle this judgment for a payment of $100,000. On February 21, 2007 and March 6, 2007, the Company made $50,000 payments and satisfactions of the judgment were filed shortly thereafter. As of March 31, 2007, the judgment was removed from current liabilities and a $921,439 debt forgiveness gain, resulting from the settlement of the judgment, was reflected in the Company’s statement of operations.

Form 10-K Page 34

KINGSTON SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a note payable to the Trust for $80,000 principal and $12,800 accrued interest. Of that amount, $28,800 is a current liability and $64,000 is a long term liability on the Company’s March 31, 2008 balance sheet. This note was issued in 2002 as part of the initial capitalization of Robotics and requires five yearly principal payments of $16,000 plus accrued interest beginning upon demand by the Trust. The note was non-interest bearing through April 1, 2006, and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded annually). The Company has not yet made a payment on this note because the Trust has not made a demand that annual payments begin.

The Company has a loan payable to the Trust in the amount of $100,000 principal and $16,000 accrued interest, shown in current liabilities on the Company's balance sheet. This loan was made in March of 2006 and is payable on demand on or after September 10, 2006, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. There has been no demand for payment by the Trust and therefore no payments have been made by the Company.

See Note 8 regarding detail on the Company's capital lease obligations.

NOTE 5 — INTANGIBLE ASSETS

The Company has an intangible asset, identified as "Software development" reflected on its consolidated balance sheets. This robotic software is a long-term asset and is the Robotics-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive production and motion testing robots for oil pipelines. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues, and with a view toward not overstating this asset at any time over its useful life on a reasonable and consistent basis. This software is co-owned with the Hexel Corporation (see Note 3), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the year ended March 31, 2008 and management believes that the value of the software is not impaired at March 31, 2008. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot. Amortization expense for the years ended March 31, 2008 and 2007 was $19,305.

The following is the anticipated amortization expense for the next five years for the software development asset as of March 31, 2008:

For the year
ended March 31,	Amortization Expense
2009	$19,305
2010	19,305
2011	15,620
2012	11,832
2013	11,832
Thereafter	29,481
Total	$107,375

NOTE 6 — SHAREHOLDERS' DEFICIT

At March 31, 2008 and 2007, the Company had 5,601,140 shares of common stock issued and 5,576,234 shares of common stock outstanding. At March 31, 2008 and 2007, there were 10,000,000 shares authorized (during fiscal 2008, the Board of Directors authorized an increase to 50,000,000 shares) with a par value of $0.01. At March 31, 2008 and 2007, the Company had $11,838,230 in additional paid-in capital and an accumulated deficit of $13,607,421 and $12,744,340, respectively. At March 31, 2008 and 2007, the Company had 24,906 shares of treasury stock, valued at cost of $40,756.

Form 10-K Page 35

KINGSTON SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

The Company had net operating loss ("NOL") carry-forwards up to March 1988. The Company has had net operating losses since March 1988. These net operating losses expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. Control of Robotics changed with the acquisition by the Company. In accordance with the internal revenue code, the accumulated losses of Robotics incurred prior to the Company's acquisition is limited to an annual amount of approximately $79,531 and a total limit of approximately $1,590,627 over a 20-year period. As of March 31, 2008, the Company had consolidated net operating loss carry-forwards for federal income tax reporting purposes of approximately $3,123,060 which, if unused, will expire between 2009 through 2028.

The deferred tax asset and the provision for income taxes for the years ended March 31, 2008 and 2007 were:

For the years ended March 31,	2008	2007

Operating loss carry-forwards	$1,212,953	$874,848
Deferred tax liability-software development costs	(39,232)	(42,257)
Valuation allowance	(1,173,721)	(832,591)
Total Deferred Tax Asset	$—	$—

For the years ended March 31,	2008	2007
Tax at federal statutory rate (34%)	$(293,448)	$76,701
Non-deductible expenses	1,407	298
State tax benefit	(49,239)	12,656
Change in valuation allowance	341,280	(89,555)
Provision for Income Taxes	$—	$—

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company's Robotics subsidiary has a lease for office space and an assembly/research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The original term of the lease was for 6 years commencing in 2002, with a 3 year renewal which was exercised in April 2008 to extend the lease to March 31, 2011. The lease includes a base rent and common area/maintenance payment. The payment for the fiscal year 2008-2009 is expected to be $165,728. As discussed earlier, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon average square footage utilization. Total lease expense for Robotics for the years ended March 31, 2008 and 2007 was $51,824 and $33,876, respectively. The following are the expected total lease and common area payments for the next three years of the lease (Robotics is the lessee of record on the lease):

Year Ending March 31,	Operating Lease
2009	$165,728
2010	169,618
2011	173,626
Total	$508,972

Form 10-K Page 36

KINGSTON SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases
The Company has executed capital leases for manufacturing equipment and software in the amount of $44,447. As of March 31, 2008, accumulated depreciation and amortization on the equipment was $15,972 and the net book value was $28,475. The following are the expected minimum lease payments for the next three years:

Year Ending March 31,	Capital Lease
2009	$16,366
2010	13,695
2011	2,778
Total	32,839
Less: Interest Included	(5,629)
Total Obligations under Capital Lease	27,210
Current Portion Due	(12,324)
Long-Term Portion	$14,886

The Company's Robotics subsidiary is the named lessee on eight leases used to acquire equipment for Holo-Dek. The Company has ultimate responsibility to make all payments regarding the leases. A total of $129,177 of equipment was acquired. The leases are shown on the Company's balance sheet as a related party lease asset and a capitalized lease obligation. The following are the expected minimum lease payments for the next four years.

Year Ending March 31,	Capital Leases
2009	$45,793
2010	26,146
2011	17,138
2012	4,774
Total	93,851
Less: Interest Included	(21,342)
Total Obligation under Capital Leases	72,509
Current Portion Due	(33,714)
Long-Term Portion	$38,795

NOTE 9 - CONCENTRATIONS

Through its Robotics subsidiary, the Company sold robots to 2 major customers for the year ended March 31, 2008. 60.9% of the Company’s sales were to Osram Sylvania and 31.6% of the Company’s sales were to Jet Edge. Those companies are in the automotive and defense industries, respectively.

Manufacturers that use the Company’s robots are Osram-Sylvania, (manufacture automotive light bulbs), Adidas and TSM (water-jet cutting in a machine shop environment).

The Company is currently, and has been in the past, reliant upon a single major investor, the Trust, for the majority of its working capital needs (see Note 3).