Form 10-Q
period 2008-06-28
KINGSTON SYSTEMS INC
filed 2008-08-18
CIK 810837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For the Quarterly Period Ended June 28, 2008

Commission File Number: 0-15840

KINGSTON SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1688816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Merrill Industrial Drive Unit 12
Hampton, New Hampshire	03842
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: 603-758-1333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding
Common Stock
(par value $0.01 per share)	5,576,234 as of August 8, 2008

Transitional small business disclosure format (Check one) YES ☐ NO ☒

ITEM 1: FINANCIAL STATEMENTS

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2008	March 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,427	$1,567
Accounts receivable, net of allowance for doubtful accounts of $2,474	22,982	137,158
as of June 28, 2008 and March 31, 2008, respectively
Inventory	103,706	98,796
Related party leases, current portion	32,736	33,714
Related party receivable	80,168	83,630
Other current assets	18,928	7,074
TOTAL CURRENT ASSETS	259,947	361,939

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $28,488	32,948	35,537
and $25,899 as of June 28, 2008 and March 31, 2008, respectively
Software, net of accumulated amortization of $9,906 and $8,411	9,969	11,464
as of June 28, 2008 and March 31, 2008, respectively
Software development costs, net of accumulated amortization of $53,138	102,549	107,375
and $48,311 as of June 28, 2008 and March 31, 2008, respectively
Security deposits	12,000	12,000
Related party leases, non-current portion	35,436	38,794
TOTAL ASSETS	$452,849	$567,109

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$67,287	$59,539
Related party advances	1,729,793	1,561,075
Accrued expenses	86,209	89,463
Deferred revenue	77,118	90,868
Capitalized lease obligations, current portion	45,655	46,038
Credit card advances, related party	76,057	81,418
Credit card liability	80,168	83,630
Wages payable, related party	46,300	46,300
Notes payable, related parties, current portion including accrued interest
of $15,348 and $12,832 as of June 28, 2008 and March 31, 2008, respectively	31,548	29,032
Loan payable, Flood Trust, related party, including accrued interest of $19,282
and $16,000 as of June 28, 2008 and March 31, 2008, respectively	119,282	116,000
TOTAL CURRENT LIABILITIES	2,359,417	2,203,363

LONG TERM LIABILITIES:
Note payable, related party, non-current portion	64,000	64,000
Capitalized lease obligations, non-current portion	47,752	53,681
TOTAL LIABILITIES	2,471,169	2,321,044

SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares authorized; 5,601,140 shares issued and
5,576,234 shares outstanding as of June 28, 2008 and March 31, 2008, respectively	56,012	56,012
Additional paid-in capital	11,838,230	11,838,230
Accumulated deficit	(13,871,806)	(13,607,421)
Treasury stock at cost; 24,906 shares	(40,756)	(40,756)
Total shareholders’ deficit	(2,018,320)	(1,753,935)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$452,849	$567,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	June 28, 2008	June 30, 2007

Revenue	$40,750	$10,664
Cost of sales	33,269	26,073
Gross income (loss)	7,481	(15,409)

Operating expense:
Selling	22,571	34,566
General and administrative	146,897	176,670
Research and development	77,941	53,270
Total operating expense	247,409	264,506
Operating loss	(239,928)	(279,915)

Other expense:
Interest expense and financing fees	(24,457)	(12,365)
Total other expense	(24,457)	(12,365)

Net loss before provision/benefit for income taxes	(264,385)	(292,280)

Provision/benefit for income taxes	—	—
Net loss	$(264,385)	$(292,280)

Basic and diluted loss per share	$(0.05)	$(0.05)
Weighted-average number of common shares outstanding	5,576,234	5,576,234

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THE THREE MONTHS ENDED
	June 28, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(264,385)	$(292,280)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,910	8,801
Changes in assets and liabilities:
Accounts receivable	114,176	97,404
Inventory	(4,910)	(3,191)
Other current assets	(11,854)	(652)
Accounts payable	7,748	24,482
Deferred revenue	(13,750)	55,101
Accrued expenses	(3,254)	(18,374)
Accrued interest on loans payable	5,798	3,598
NET CASH FROM OPERATING ACTIVITIES	(161,521)	(125,111)

NET CASH FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party working capital advances	273,614	248,218
Payment of related party advances	(104,897)	(146,919)
Payments on credit card advances, related party	(5,361)	(5,072)
Payments on capital lease	(1,976)	(2,376)

NET CASH FROM FINANCING ACTIVITIES	161,381	93,851
Net decrease in cash	(140)	(31,260)
Cash and cash equivalents, beginning	1,567	42,194
Cash and cash equivalents, ending	$1,427	$10,934
Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Assumption of credit card liability from related party	$80,168	$16,208
Assumption of capital lease from related party	7,671	—
Reduction in capital lease liability from related party	(12,006)	(6,056)

Cash paid for interest	$5,515	$7,301
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder— Kingston Systems Inc. ("Kingston” or the “Company") purchased all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics") in August 2005. Since that time, the sole business of Kingston has been the operation of Robotics (see Note 2 to the consolidated financial statements appearing elsewhere herein).

Robotics is a New Hampshire corporation headquartered in Hampton, New Hampshire. Robotics was formed in February 2002 when Robotics obtained a licensing agreement from Hexel Corporation to utilize their intellectual property to build parallel robots. Robotics is engaged in the development, manufacture and marketing, directly or through collaborations with one or more third parties, of proprietary materials handling and robotic motion simulation technology, and hardware and software based upon such technology, which is generally referred to as hexapod technology.

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

Basis of Presentation— The financial statements included in the Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished in the accompanying condensed consolidated financial statements reflects all adjustments (consisting of only normal, recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with GAAP have been omitted, pursuant to such rules and regulations. The Company’s fiscal year is from April 1 through March 31 (April 1, 2008 through March 31, 2009 is referred to as fiscal 2009 in this report).

Condensed Interim Financial Statements— The accompanying unaudited condensed consolidated financial statements include the accounts of Kingston, and its subsidiary, Robotics. These financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended March 31, 2008, on file with the Securities and Exchange Commission (“SEC”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In particular, the Company’s organization, nature of operations and significant accounting policies were presented in Note 1 to the financial statements in that report. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending March 31, 2009.

Consolidation— The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Kingston and Robotics for all periods presented. Intercompany accounts and transactions have been eliminated in consolidation.

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

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition — Revenues are recognized when the robot is shipped under an agreement with a customer, risk of loss and title have passed to the customer, and collection is reasonably assured. The Company categorizes all pre-shipment progress payments from the customers and service agreement revenues as "deferred revenue" on the balance sheet. Upon shipment of the robot, the Company releases the prepayment liabilities to revenue, along with the related cost of sales. The Company recognizes any deferred service agreement revenue over the life of the agreement. Costs are recognized as incurred.

Business Condition — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements for the three month period ended June 28, 2008, the Company incurred a net loss of $264,385 and has a working capital deficit of $2,099,470. The Company’s losses from operations and the working capital deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required (the Company is, has been, and is currently, reliant upon a single major investor, the Flood Trust, for the majority of its working capital financing), and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales increases, the Company may not be able to continue as a going concern and may need to curtail operations.

Accounts Receivable— Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of June 28, 2008 and March 31, 2008, the allowance for doubtful accounts was $2,474.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida. As of February 12, 2008, the Company terminated its relationship with LSQ Funding Group. Effective February 2, 2008, the Company entered into an agreement with Coastline Financial Services Group (“Coastline”) for the sale of segments of the Company’s accounts receivables, pursuant to which the Company can sell up to $400,000 of its receivables to Coastline. The initial payment to the Company will be approximately 80% of the approved receivables purchased and the Company is to receive the balance of 20% of the total receivable, less applicable finance fees of 2% per month of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to Coastline. In the first quarter of the Company’s 2009 fiscal year, the Company had $74,632 in new factoring transactions and received $103,744 in payment of receivables from previous transactions, less applicable fees of $11,393 (shown as a component of interest expense in the Company's statement of operations). In the first three months of fiscal 2008, the Company had $0 in new factoring transactions and received $49,070 in payment of receivables from previous transactions, less applicable fees of $1,466. The factoring agreement provides for a lien on all assets as collateral for any and all outstanding advances by the factor. As of June 28, 2008, the Company had $378,736 of availability which could be used to sell its receivables to Coastline.

Inventory— Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to market value. At June 28, 2008 and March 31, 2008, inventory consisted of work in process materials, capitalized labor and spare parts (at the time a robot is completed, the product is shipped-the Company does not have finished goods inventory). Those amounts were:

Inventory as of:	June 28, 2008	March 31, 2008
Work in Process	$29,032	$26,802
Capitalized Labor	46,942	45,347
Spare Parts	27,732	26,647
Total	$103,706	$98,796

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

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share— Basic earnings (loss) per share is calculated by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share is identical to basic earnings (loss) per share, as the Company has no dilutive securities at this time.

Intangible Assets— The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of June 28, 2008 and March 31, 2008. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three month period ended June 28, 2008.

Shipping Costs— Costs to ship products to customers are charged to cost of sales as incurred and billed to customers at cost. During the three month periods ended June 28, 2008 and June 30, 2007, the Company incurred $0 and $717 of shipping costs, respectively.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company has evaluated the effect of this statement and it does not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company has evaluated the effect of this statement and it does not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 160 clarifies that: a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements; consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest; and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R and SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on the Company’s financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such  instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material impact on the preparation of the Company’s consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1, as well as the impact of the adoption on the Company’s consolidated financial statements.

NOTE 2 — RELATED PARTY TRANSACTIONS

As of June 28, 2008, the Company was involved in the following related party transactions:
•
The Company has a note payable, related party, to George Coupe, Chief Financial Officer of the Company and President of Robotics, in the amount of $200, included in notes payable, related parties, current portion on the Company’s June 28, 2008 and March 31, 2008 balance sheets. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $36 as of June 28, 2008).

•
The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company’s June 28, 2008 and March 31, 2008 balance sheets.

•
The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. (“Holo-Dek”). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly and indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the “Trust”), an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek and a significant portion of these funds have been advanced to the Company. As of June 28, 2008 and March 31, 2008, Holo-Dek has provided working capital advances to the Company in the amount of $1,729,793 and $1,561,075, respectively, which are shown in current liabilities on the Company’s balance sheet

•
The Company has credit card advances, related party, recorded in current liabilities on its June 28, 2008 and March 31, 2008 balance sheets. Those advances are from George Coupe. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company’s expenditures. The interest rates being paid to the credit card companies for the three month period ended June 28, 2008 varied between 6.99% and 22.99%. The interest rates being paid to the credit card companies for the three month period ended June 30, 2007 varied between 4.99% and 17.24%. The average balance was $78,737 for the first quarter of fiscal 2009 and $69,583 for the first quarter of fiscal 2008. The weighted average interest rates as of June 28, 2008 and June 30, 2007 were 12.0% and 10.28%, respectively.

•
Robotics has a licensing and royalty agreement with the Hexel Corporation ("Hexel") relating to the co-ownership of certain robotics technology originally developed by Hexel.  Hexel is still in existence, though, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company (the Flood Trust) also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics.  Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally borne by the seller, on products sold which incorporate the licensed software and intellectual property (the payment date was extended by Hexel to March 31, 2009). Any enhancements or developments by Robotics to the robot technology, including software, are co-owned with Hexel pursuant to the licensing agreement. At June 28, 2008 and March 31, 2008, $32,496 was owed to Hexel (included in accrued expenses on the Company’s balance sheet), with $0 recorded as expense during the three months ended June 28, 2008 and June 30, 2007.

•	The Company has a related party note and loan payable to the Trust, discussed in Note 3, and the Company is the lessee on eight related party capital leases, discussed in Note 7.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
The Company's Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of June 28, 2008 and March 31, 2008, the balances on those credit cards totaled $80,168 and $83,630, respectively, and are recorded as a related party receivable and credit card liability on the Company's balance sheets. Additionally, there is approximately $177,100 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek . The amount of credit line that was unused as of June 28, 2008 was approximately $69,958.

NOTE 3 — NOTE AND LOAN PAYABLE

The Company has a note payable to the Trust for $80,000. Of that amount, $16,000 principal and $15,312 accrued interest are a current liability and $64,000 is a long term liability. This note was issued in 2002 as part of the initial capitalization of Robotics and required yearly principal payments of $16,000 beginning in fiscal 2007 through March 31, 2011. The note was non-interest bearing through April 1, 2006 and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). There has been no demand for payment by the Trust and no payments have been made by the Company.

The Company has a loan payable to the Trust in the amount of $100,000, plus accrued interest of $19,282, shown in current liabilities on the Company’s June 30, 2008 balance sheet. This loan was made in March of 2006 and was payable on demand on or after March 16, 2007 at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. There has been no demand for payment by the Trust and no payments have been made by the Company.

See Note 7 regarding the Company’s capital lease obligations.

NOTE 4 — INTANGIBLE ASSETS

The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of June 28, 2008 and March 31, 2008. This is a long-term asset and consists of the Robotics-built control system software for operating the machines that Robotics manufactures and sells to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive parts production and motion testing robots for oil pipeline equipment. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues. This software is co-owned with the Hexel Corporation (see Note 2), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three month period ended June 28, 2008 and management believes that the value of the software is not impaired at June 28, 2008. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 5 — SHAREHOLDERS' DEFICIT

At June 28, 2008 and March 31, 2008, the Company had 5,601,140 shares of common stock issued and 5,576,234 shares outstanding. At June 28, 2008 and March 31, 2008, the Company had 10,000,000 shares authorized with a par value of $0.01. At June 28, 2008 and March 31, 2008, the Company had $11,838,230 in additional paid-in capital, and an accumulated deficit of $13,871,806 and $13,607,421, respectively. At June 28, 2008 and March 31, 2008, the Company had 24,906 shares of treasury stock, stated at a cost of $40,756.

NOTE 6 — INCOME TAXES

The Company had net operating loss (“NOL”) carry-forwards up to March 1988. The Company has had net operating losses since March 1988. These net operating losses expire after 15 years for losses incurred through March 1997 and 20 years for losses incurred beginning with the March 1998 year-end. Control of Robotics changed with the acquisition by the Company. In accordance with the internal revenue code, the accumulated losses of Robotics incurred prior to the Company's acquisition is limited to an annual amount of approximately $79,531 and a total limit of approximately $1,590,627 over a 20-year period. As of March 31, 2008, the Company had consolidated net operating loss carry-forwards for federal income tax reporting purposes of approximately $3,123,060 which, if unused, will expire between 2009 through 2028.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ITEM 2

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company’s Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The original term of the lease was for six years commencing in 2002 with a 3 year renewal which was exercised in April 2008 to extend the lease to March 31, 2011.The lease includes a base rent and common area/maintenance payment. As discussed in Note 2, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage used. The Company’s share of the leasing costs for the three month period ended June 28, 2008 was $13,258. The Company’s share of the leasing costs for the three month period ended June 30, 2007 was $12,956. Kingston required no space during the three month periods ended June 28, 2008 or June 30, 2007.

Capital Leases
The Company has executed capital leases for manufacturing equipment and software in the aggregate amount of $44,447. As of June 28, 2008, accumulated depreciation on the equipment was $18,734 and the net book value was $25,713.

The Company’s Robotics subsidiary is the named lessee on eight leases used to acquire equipment for Holo-Dek (see Note 2) and has ultimate responsibility to make all payments regarding the leases. A total of $136,847 of equipment was acquired. The leases are reflected on the Company’s balance sheet as a related party lease asset and a capitalized lease obligation. All monthly payments on the leases were made by Holo-Dek during the three month period ended June 28, 2008.

NOTE 8 – SEGMENTS

The Company manages its business in a single reportable business segment. That segment is robotics. The Company uses similar product, distribution and marketing for each robot sale, regardless of whether the robot is sold to a domestic or international customer and regardless of the differing end uses of the robot.

Geographic Sales
The Company’s geographic revenues for the first quarters of fiscal 2009 and 2008 were:

Quarters ended	Domestic	International	Total
June 28, 2008	$40,750	$0	$40,750
June 30, 2007	8,324	2,340	10,664

NOTE 9 – SUBSEQUENT EVENT

The Company has established a new wholly owned subsidiary called Jiivana Corporation (“Jiivana”). Jiivana entered into an Original Equipment Manufacturing agreement with Pure H2O, an importer of BenTen water purification systems, dated as of August 18, 2008. These systems are relatively small. The typical system is in the size range of a household refrigerator. As a result, they can be easily loaded on a “flatbed” truck. The Company plans to market these systems initially to hospitals, emergency management sites and recycling sites that need to have a source of drinkable water. The Company believes it has three advantages over its competition in this market: the systems are fully automated which eliminates the need for daily human interface; the system generates its own antiseptic solution which provides a continuous cleaning mechanism to elongate filter life; and the Company’s engineering staff can customize a system to meet customers’ installation requirements. The Company also plans to use these systems as an integral part of its water jet cutting solutions by cleaning the water used in the water jet cutting process and then cleaning the water again to provide clean water back to the original source in the case of onsite tire reclamation or to provide clean water availability to local areas where the water jet cutting is housed in a permanent location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. This management's discussion and analysis contains certain "forward-looking statements." Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various SEC filings. No assurance can be given that any such matters will be realized.

Overview
Management’s plan of operations for the next twelve months is to seek to expand Robotics’ business, increasing revenue volume and improving operating margins, in order to reduce, and eventually eliminate, its historical net losses. There are current activities that are critical to successfully achieving that plan. The Company is working to sell a newer robot application, consisting of a hexapod-mounted water jet cutter, into markets that have been previously untapped for robot sales. For example, TSM Inc. uses one of the Company’s P Series units to remove flashing from metal casings. Another newer product in production is a simulator, which can be used in the video game theater business. This is an application where the Company has identified an opportunity to become a significant supplier of robots to Holo-Dek, which will use those robots if they succeed in building-out their video gaming centers. The Company has been considering acquiring Holo-Dek as part of its business expansion plan. The Company has also developed a tire recycling system that utilizes water jet technology and sophisticated automation systems to more economically convert large quantities of tires into crumb rubber. In addition, the Company believes that its robotic positioning and water-jet systems could play a major role in significantly increasing the production of cast wind-turbine parts in the United States. Finally, the Company plans to internally use as well as distribute water purification systems (see “Plan of Operations”). Internal use will include incorporating this water system into our mobile tire recycling solution. The Company believes that this water purification system can be can be sold directly to hospitals and emergency management site locations where drinking water needs to be reliably produced in quantity from impure sources – especially in the case of prolonged power outages or where the normal distribution systems for drinkable water are disrupted or unavailable.

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

The Company is currently dependent upon working capital loans that originate primarily from the Trust through its investments and loans to Holo-Dek which, in turn, advances funds to the Company to fund research and development and to offset the Company’s operating losses. Although the Trust has proven to be a reliable source of funds in the past, there is no guarantee that the Trust will continue to provide funding, or that other sources will be available during the next twelve months.

Plan of Operations
Kingston acquired Robotics in August 2005. Robotics’ business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotics’ robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek, a startup gaming business, which could provide another market for Robotics’ products (see Note 2). The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video-gamers. Holo-Dek is also not profitable and is dependent on external funding to continue its business. Holo-Dek will require additional external funding in order to be in a position to purchase robotic machines from Robotics.

Ongoing research and development is a priority of the Company, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing and other commercial settings. Currently the Company is planning to expand the wind-turbine manufacturing through-put improvements already developed during the fiscal year ended March 31, 2008, utilizing its robotic and water-jet technologies. In addition, the Company is continuing to conduct research and development in three different areas of robotic research and development. First, the Company will continue to work on the software algorithms to improve upon the actuators purchased from manufacturing partners. This will allow the Company's machines to achieve greater accuracy and allow the Company to purchase lower cost components from a larger group of vendors. Second, the Company is planning to use its R Series platform as a simulator for the small aircraft flight industry and as an interactive ride for video game entertainment. The research and development effort will seek to create the tools necessary for game developers and flight schools to integrate their current or future software products with the Company's simulator. Third, the Company plans to develop a standard, in-house actuator that can be used for low cost applications.

Beginning in the fiscal year ended March 31, 2008, the Company has expanded its research into three new “green” areas: the development of new machinery and innovative robotic applications in wind turbine electrical generator manufacturing; the development of automated machinery for recycling used rubber tires; and water purification system integration and sales. In both the wind turbine and tire recycling applications, these new systems employ water-jet technology in a manufacturing setting for cutting and trimming such materials as metals, plastics, rubbers and ceramics.

In the wind-turbine manufacturing area, the Company has developed robotic processes that greatly improve manufacturing by efficiently removing excess metal from cast wind-turbine parts. This system could help significantly reduce the chronic shortage of cast wind-turbine parts now plaguing the industry.

In the rubber tire recycling area, the Company has developed a high purity crumbing tire recycling process using water-jet technology that is believed to be capable of significantly reducing the problem of disposing of the enormous inventory of (non-biodegradable) used tires in the U.S. and throughout the world.

Subsequent to the date of this report, the Company entered into an Original Equipment Manufacturing agreement with Pure H2O, an importer of BenTen water purification systems (see Note 9). These systems are relatively small. The typical system is in the size range of a household refrigerator. As a result, they can be easily loaded on a “flatbed” truck. The Company plans to market these systems initially to hospitals, emergency management sites and recycling sites that need to have a source of drinkable water. The Company believes it has three advantages over its competition in this market: the systems are fully automated which eliminates the need for daily human interface; the system generates its own antiseptic solution which provides a continuous cleaning mechanism to elongate filter life; and the Company’s engineering staff can customize any installation requirement by its customers. The Company also plans to use these systems as an integral part of its water jet cutting solutions by cleaning the water used in the water jet cutting process and then cleaning the water again to provide clean water back to the original source in the case of onsite tire reclamation or to provide clean water availability to local areas where the water jet cutting is housed in a permanent location.

The Company’s head of sales is focused on selling robots into a number of industries. In the Company’s existing markets, such as universities (using the Company’s robots for bio-medical research) and in the automotive industry (using the Company’s robots for parts assembly), the Company is approaching existing customers for additional orders and exploring opportunities to sell products to other universities and automotive companies. The Company’s P 3000 Water-Jet Cutter is an accurate and rapid metal cutting device that, when used with the Company’s robot, can perform multi axis cutting. This product is being direct-marketed at this time primarily to the automotive, heavy equipment, wind turbine and defense industries and to the metal casting companies serving these industries. Robotics has produced a special R 2000 machine for Holo-Dek. With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek to integrate its robotic simulator platform with different video games for amusement and educational training. Robotics also intends to pursue channel sales through machine tool integrators and distributors.

The Company currently uses its head of sales, its web site and business contacts to market its products. The Company plans to develop more extensive use of print advertising and substantially increase the display of its products at numerous industry tradeshows and conferences if the Company is able to obtain additional funds, either through sales of robots, equity or loans.

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

The Company’s business plan calls for sales to improve significantly during the twelve month period ending March 31, 2009, when compared to the year-ended March 31, 2008. The costs of goods sold percentage of revenue associated with those sales is planned to be at or better than the Company’s percentage for the year ended March 31, 2008. The Company cannot assure that the improved sales will ever be realized. The Company may also find that the cost of materials and services to produce the futures sales will exceed the estimates now in the plan. As a result of both of these uncertainties, future sales could be lower than planned and future costs higher than planned, or both.

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

During the three month period ended June 28, 2008, the Company focused a significant amount of resources on developing its Robotics business. The Company focused its engineering staff on research and development, exploring new methods of utilizing the Company’s products in a variety of industries.

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

The Three Months Ended June 28, 2008 Compared to the Three Months Ended June 30, 2007
Revenues for the first quarters of fiscal 2009 and 2008 were $40,750 and $10,664, respectively, reflecting solely the revenues of Robotics in both periods. Equipment sales were $0 in the first quarters of fiscal 2009 and 2008. No robots were shipped in the three months ended June 28, 2008 and the three months ended June 30, 2007. Total revenue related to the amortization of service agreement revenue was $3,750 and $2,500 for the first quarters of fiscal 2009 and 2008, respectively. The remaining revenue reflects service-related charges and accessory sales. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed. As of June 28, 2008, that liability was $53,368, related to an order for Netherlands Institute.

Cost of sales was $33,269 and $26,073 for the first quarters of fiscal 2009 and 2008, respectively. In the first quarter of fiscal 2009, the amount primarily reflects costs related to direct labor and material costs, along with overhead allocation and idle production salary costs. In the first quarter of fiscal 2008, cost of sales was related to overhead allocation and idle production salary costs. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed. As of June 28, 2008, the Company’s inventory was $103,706, $8,450 of which reflects customer order related inventory.

Selling expenses for the first quarters of fiscal 2009 and 2008 reflect solely the expenses of Robotics. Such expenses were $22,571 and $34,566 respectively, which were comprised primarily of salaries related to the selling of Robotic’s products. The decrease over the prior year period was primarily due to a reduction in management salaries due to the reduced level of sales.

General and administrative expenses were $146,897 and $176,670 in the first quarters of fiscal 2009 and 2008, respectively. For the first quarter of fiscal 2009, the amount consisted of accounting and audit expenses of $16,309, engineering related expenses of $28,044, other payroll related expenses of $28,963, legal expenses of $9,181, rent and utility expenses of $12,931, insurance expenses of $13,058 and stockholder relations costs of $12,572. The remaining expenses of $25,839 were for travel, depreciation and other costs. For the first quarter of fiscal 2008, the amount consisted of accounting and audit expenses of $22,157, engineering related expenses of $44,110, $30,309 of other payroll related expenses, legal expenses of $5,112, rent and utility expenses of $10,308, stockholder relations expenses of $10,647, consulting expenses of $18,625 and insurance expenses of $10,637. The remaining expenses of $24,765 were for travel, depreciation and other costs. The year over year decrease in expenses was primarily due to a shift in certain engineering charges to research and development and, to a lesser degree, a reduction in accounting and audit expenses.

Research and development expenses were $77,941 and $53,270 for the first quarters of fiscal 2009 and 2008. In both quarters, those costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic’s products, primarily focused on robotic control enhancements. The increase over the prior year was primarily due to both increased research and development activities to enhance the software product and robotic capabilities and research and development to address potential customer specific applications, including increased through-put in the wind-turbine manufacturing industry by utilization of the Company’s robotic and water-jet technologies.

Interest expense for the first quarters of fiscal 2009 and 2008 was $24,457 and $12,365. In the first quarter of 2009, this reflects interest related to the notes payable, related parties, the costs related to the factoring of the receivables and the credit card advances, related party. In fiscal 2008, the interest expense was primarily related to the notes payable, related parties, the costs related to the factoring of the receivables and the credit card advances, related party.

The Company’s loss for the first quarter of fiscal 2009 was $264,385 and the Company’s loss for the first quarter of fiscal 2008 was $292,280. These losses resulted in a per share loss of $0.05 in the first quarters of fiscal 2009 and 2008, respectively. The losses in the first quarters of 2009 and 2008 resulted primarily from the increase in general and administrative expenses (as discussed previously) and a revenue level insufficient to cover the fixed costs of operations.

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

During the first three months of fiscal 2009, net cash used by operations was $161,521, compared with $125,111 used in the prior year period. In the first three months of fiscal 2009, the cash flow deficit was reduced by payments received on the Osram Sylvania and the Netherlands Institute orders. There are two robot orders in backlog at the time of the filing of this report. In the prior year period, the cash flow deficit was reduced by the Company’s receipt of payments from prior period sales and receipt of a deposit on a current period order.

Net cash used in investing activities was $0 for the first three months of fiscal 2009 and 2008.

Cash provided by financing activities was $161,381 for the first three months of fiscal 2009, compared with net cash provided of $93,851 for the first three months of fiscal 2008. The source of cash in both periods of the 2009 and 2008 fiscal years was primarily from advances from Holo-Dek, a related party, partially offset by repayments on those advances. Commencing on October 31, 2004, the Trust made non-interest bearing cash advances to Holo-Dek, which in turn made non-interest bearing cash advances to Robotics on an as-deeded basis. Prior to the date, the Trust made loans directly to Robotics. The debt was converted to Kingston stock in June 2006. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004 on the books of Robotics. As of October 31, 2004, the accrual of interest on the debt ceased. In addition, the Trust made a short-term loan of $100,000 to the Company in March of 2006, which is evidenced by a note payable on demand on or after March 17, 2007, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. These relationships are discussed in Note 3 to the unaudited consolidated financial statements included elsewhere herein.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida. As of February 12, 2008, the Company terminated its relationship with LSQ Funding Group. Effective February 2, 2008, the Company entered into an agreement with Coastline Financial Services Group (“Coastline”) for the sale of segments of the Company’s accounts receivables, pursuant to which the Company can sell up to $400,000 of its receivables to Coastline. The initial payment to the Company will be approximately 80% of the approved receivables purchased and that the Company is to receive the balance of 20% of the total receivable, less applicable finance fees of 2% per month of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to Coastline. In the first quarter of the Company’s 2009 fiscal year, the Company had $74,632 in new factoring transactions and received $103,744 in payment of receivables from previous transactions, less applicable fees of $11,393 (shown as a component of interest expense in the Company's statement of operations). In the first three months of fiscal 2008, the Company had $0 in new factoring transactions and received $49,070 in payment of receivables from previous transactions, less applicable fees of $1,466. The factoring agreement provides for a lien on all assets as collateral for any and all outstanding advances by the factor.

The Company's cash and cash equivalents of $1,427 as of June 28, 2008, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. In the interim, the Company anticipates subsidizing its working capital needs with working capital advances from Holo-Dek (Holo-Dek is funded by the Trust), although there can be no assurance that funding will continue to be available.

Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company’s future operations. Should the Company not be able to generate the funding necessary to meet its obligations on a timely basis, the Company may not be able to continue as a going concern and may need to curtail or cease its operations.

Off Balance Sheet Arrangements
As of June 28, 2008, the Company had no off balance sheet arrangements with any parties.

Legal Contingencies
The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At June 28, 2008, there were no outstanding legal proceedings, nor are there any reserves established.

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company has evaluated the effect of this statement and it does not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company has evaluated the effect of this statement and it does not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 160 clarifies that: a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements; consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest; and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R and SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on the Company’s financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material impact on the preparation of the Company’s consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1, as well as the impact of the adoption on the Company’s consolidated financial statements.

Forward-looking Statements
Statements contained in this Form 10-Q that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to the changes that could adversely affect the Company’s operating results in one or more fiscal quarters. Results in operations in any past period should not be considered indicative of results to be expected in future periods.

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

•	The Company’s losses from period to period.
•	The Company’s current dependence upon a single lender for financing.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. In the case of the Company, those risks are primarily related to expected sales that may fail to materialize and to continued funding from the Trust. The Company does not utilize any credit lines or financial instruments for borrowing or investments (the Company does utilize a receivables factoring arrangement, which has contractual fees - see Note 1 to the consolidated financial statements included elsewhere herein) and does not have any transactions valued in a foreign currency. All advances from the Trust are non-interest bearing and loans from the Trust are at a stated interest rate of 8.0% per year. Therefore, as of June 28, 2008, the Company does not experience any material effects from market risk.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of June 28, 2008. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of June 28, 2008 to ensure that material information relating to the Company is recorded, processed, summarized and reported within the time periods in which this Report on Form10-Q has been prepared. Management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.

Changes in internal control over financial reporting
The Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the effectiveness of these controls for the three months ended June 28, 2008, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

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

ITEM 4T. CONTROLS AND PROCEDURES

Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of the Company's internal controls, and an attestation of the effectiveness of these controls by the Company's independent registered public accountants, beginning with the Company's Form 10-K for the fiscal year ending on March 31, 2010. Therefore, the fiscal 2009 report will not include an attestation report by the Company's registered public accounting firm regarding internal control over financial reporting. Management's report will not be subject to attestation by the Company's registered public accounting firm, pursuant to temporary rules of the SEC that permit the Company to provide only management's report in the fiscal 2009 annual report.

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

KINGSTON SYSTEMS INC.

Date: August 18, 2008	By:	/s/ Ralph E. McKittrick
Ralph E. McKittrick
Chief Executive Officer

Date: August 18, 2008	By:	/s/ George J. Coupe
George J. Coupe
Chief Financial Officer