Form 10-Q
period 2008-09-27
KINGSTON SYSTEMS INC
filed 2008-11-12
CIK 810837

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For the Quarterly Period Ended September 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding
Common Stock
(par value $0.01 per share)	5,826,234 as of November 10, 2008

Transitional small business disclosure format (Check one) YES ☐ NO ☒

INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 27, 2008 and March 31, 2008	2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 27, 2008 and September 29, 2007	3
Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended September 27, 2008 and September 29, 2007	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 27, 2008 and September 29, 2007	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6-11

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations	11-18

Item 3. Quantitative and Qualitative Disclosure on Market Risk	18
Item 4. Controls and procedures	18-19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

Exhibits	21-24

ITEM 1: FINANCIAL STATEMENTS

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2008	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,827	$1,567
Accounts receivable, net of allowance for doubtful accounts of $2,474 as of September 27, 2008 and March 31, 2008, respectively	9,283	137,158
Inventory	149,003	98,796
Related party leases, current portion	31,508	33,714
Related party receivable	73,711	83,630
Other current assets	18,186	7,074
TOTAL CURRENT ASSETS	296,518	361,939

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $31,077 and $25,899 as of September 27, 2008 and March 31, 2008, respectively	30,358	35,537
Software, net of accumulated amortization of $11,402 and $8,411 as of September 27, 2008 and March 31, 2008, respectively	8,473	11,464
Software development costs, net of accumulated amortization of $57,964 and $48,311 as of September 27, 2008 and March 31, 2008, respectively	97,723	107,375
Security deposits	12,000	12,000
Related party leases, non-current portion	33,280	38,794
TOTAL ASSETS	$478,352	$567,109
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$117,224	$59,539
Related party advances	1,977,947	1,561,075
Accrued expenses	65,742	89,463
Deferred revenue	109,308	90,868
Capitalized lease obligations, current portion	45,051	46,038
Credit card advances, related party	67,969	81,418
Credit card liability	73,711	83,630
Wages payable, related party	46,300	46,300
Notes payable, related parties, current portion including accrued interest of $16,966 and $12,832 as of September 27, 2008 and March 31, 2008, respectively	33,166	29,032
Loan payable, Flood Trust, related party, including accrued interest of $21,616 and $16,000 as of September 27, 2008 and March 31, 2008, respectively	121,616	116,000
TOTAL CURRENT LIABILITIES	2,658,034	2,203,363

LONG TERM LIABILITIES:
Note payable, related party, non-current portion	64,000	64,000
Capitalized lease obligations, non-current portion	41,076	53,681

TOTAL LIABILITIES	2,763,110	2,321,044
SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares authorized; 5,601,140 shares issued and 5,576,234 shares outstanding as of September 27, 2008 and March 31, 2008	56,012	56,012
Additional paid-in capital	11,838,230	11,838,230
Accumulated deficit	(14,138,244)	(13,607,421)
Treasury stock at cost; 24,906 shares	(40,756)	(40,756)
Total shareholders’ deficit	(2,284,758)	(1,753,935)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$478,352	$567,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	September 27, 2008	September 29, 2007
Revenue	$17,156	$178,750
Cost of sales	16,905	166,353
Gross income	251	12,397
Operating expense:
Selling	31,677	73,004
General and administrative	146,752	296,818
Research and development	73,195	105,341
Total operating expense	251,624	475,163
Operating loss	(251,373)	(462,766)
Other expense:
Interest expense and financing fees	(15,065)	(17,375)
Total other expense	(15,065)	(17,375)

Net loss before provision/benefit
for income taxes	(266,438)	(480,141)

Provision/benefit for income taxes	-	-
Net loss	$(266,438)	$(480,141)
Basic and diluted loss
per share	$(0.05)	$(0.09)
Weighted-average number of common shares outstanding	5,576,234	5,576,234

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED
	September 27, 2008	September 29, 2007
Revenue	$57,906	$178,750
Cost of sales	50,174	166,353
Gross income	7,732	12,397
Operating expense:
Selling	54,248	73,004
General and administrative	293,649	296,818
Research and development	151,136	105,341
Total operating expense	499,033	475,163
Operating loss	(491,301)	(462,766)
Other expense:
Interest expense and financing fees	(39,522)	(17,375)
Total other expense	(39,522)	(17,375)

Net loss before provision/benefit
for income taxes	(530,823)	(480,141)

Provision/benefit for income taxes	-	-
Net loss	$(530,823)	$(480,141)
Basic and diluted loss
per share	$(0.10)	$(0.09)
Weighted-average number of
common shares outstanding	5,576,234	5,576,234

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	September 27, 2008	September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(530,823)	$(480,141)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	17,822	17,488
Changes in assets and liabilities:
Accounts receivable	127,875	393
Inventory	(50,207)	(2,276)
Other current assets	(11,112)	(4,101)
Accounts payable	57,685	58,283
Deferred revenue	18,440	(4,999)
Accrued expenses	(23,721)	290
Accrued interest on loans payable	9,750	7,197
NET CASH FROM OPERATING ACTIVITIES	(384,291)	(407,866)
NET CASH FROM INVESTING ACTIVITIES	-	(2,335)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party working capital advances	577,712	532,358
Payment of related party advances	(160,840)	(176,034)
Payments on credit card advances, related party	(13,449)	18,192
Payments on capital lease	(5,872)	(4,864)
NET CASH FROM FINANCING ACTIVITIES	397,551	369,652
Net increase (decrease) in cash	13,260	(40,549)
Cash and cash equivalents, beginning	1,567	42,194
Cash and cash equivalents, ending	$14,827	$1,645
Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Assumption of credit card liability from related party	$73,711	$12,062
Assumption of capital lease from related party	9,647	6,042
Reduction in capital lease liability from related party	(15,904)	(12,975)

Cash paid for interest	$9,466	$6,616
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder— Kingston Systems Inc. ("Kingston” or the “Company") purchased all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics") in August 2005. Since that time, the primary business of Kingston has been the operation of Robotics. The Company has established a new wholly owned subsidiary called Jiivana Corporation (“Jiivana”). Jiivana entered into an Original Equipment Manufacturing agreement with Pure H2O, an importer of BenTen water purification systems, dated as of August 18, 2008 (see Note 9 to the consolidated financial statements appearing elsewhere herein).

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

Nature of Business — The Company’s revenue generating subsidiary, Robotics, is in the business of building robots, called rotopods and hexapods. These robots employ the same concepts as the type of apparatus most commonly used to move flight simulators. The robots allow movement in all geometric planes of motion and are primarily purchased by companies for medical research, product development and testing, although some of the Company’s robots are also used in manufacturing. A significant component of the robot package is the customized software program that operates the robot’s motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract typically generates revenue of approximately $125,000.

Basis of Presentation — The financial statements included in the Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished in the accompanying condensed consolidated financial statements reflects all adjustments (consisting of only normal, recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with GAAP have been omitted, pursuant to such rules and regulations. The Company’s fiscal year is from April 1 through March 31 (April 1, 2008 through March 31, 2009 is referred to as fiscal 2009 in this report).

Condensed Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements include the accounts of Kingston, and its subsidiaries, Robotics and Jiivana. These financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended March 31, 2008, on file with the Securities and Exchange Commission (“SEC”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In particular, the Company’s organization, nature of operations and significant accounting policies were presented in Note 1 to the financial statements in that report. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending March 31, 2009.

Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Kingston, Robotics and Jiivana for all periods presented. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition — Revenues are recognized when a robot is shipped under an agreement with a customer, risk of loss and title have passed to the customer, and collection is reasonably assured. The Company categorizes all pre-shipment progress payments from the customers and service agreement revenues as "deferred revenue" on the balance sheet. Upon shipment of the robot, the Company releases the prepayment liabilities to revenue, along with the related cost of sales. The Company recognizes any deferred service agreement revenue over the life of the agreement. Costs are recognized as incurred.

Business Condition — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements for the six month period ended September 27, 2008, the Company incurred a net loss of $530,823 and has a working capital deficit of $2,361,516. The Company’s losses from operations and the working capital deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required (the Company is, has been, and is currently, reliant upon a single major investor, the Flood Trust, for the majority of its working capital financing), and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales increases, the Company may not be able to continue as a going concern and may need to curtail operations.

Accounts Receivable — Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of September 27, 2008 and March 31, 2008, the allowance for doubtful accounts was $2,474.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida. As of February 12, 2008, the Company terminated its relationship with LSQ Funding Group. Effective February 2, 2008, the Company entered into an agreement with Coastline Financial Services Group (“Coastline”) for the sale of segments of the Company’s accounts receivable, pursuant to which the Company can sell up to $400,000 of its receivables to Coastline. The initial payment to the Company will be approximately 80% of the approved receivables purchased and the Company is to receive the balance of 20% of the total receivable, less applicable finance fees of 2% per month of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to Coastline. In the second quarter of the Company’s 2009 fiscal year, the Company had $72,927 in new factoring transactions and received $61,947 in payment of receivables from previous transactions, less applicable fees of $7,164 (shown as a component of interest expense in the Company's statement of operations). In the second quarter of fiscal 2008, the Company had $62,622 in new factoring transactions and received $4,820 in payment of receivables from previous transactions, less applicable fees of $2,096. In the first half of the Company’s 2009 fiscal year, the Company had $147,559 in new factoring transactions and received $165,691 in payment of receivables from previous transactions, less applicable fees of $18,557 (shown as a component of interest expense in the Company's statement of operations). In the first half of fiscal 2008, the Company had $62,622 in new factoring transactions and received $53,890 in payment of receivables from previous transactions, less applicable fees of $3,562. The factoring agreement provides for a lien on all assets as collateral for any and all outstanding advances by the factor. As of September 27, 2008, the Company had $386,594 of availability which could be used to sell its receivables to Coastline.

Inventory — Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to market value. At September 27, 2008 and March 31, 2008, inventory consisted of work in process materials, capitalized labor and spare parts (at the time a robot is completed, the product is shipped-the Company does not have finished goods inventory). Those amounts were:

	September 27, 2008	March 31, 2008
Inventory as of:
Work in Process	$52,042	$26,802
Capitalized Labor	69,228	45,347
Spare Parts	27,733	26,647
Total	$149,003	$98,796

Income Taxes — No income taxes have been paid or accrued because the Company has had no net taxable income since inception for any fiscal period for which a tax return is required. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases (if such a difference exists), and the effect of net operating loss carry-forwards. Deferred tax assets would be reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets would be ultimately realized.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share — Basic earnings (loss) per share is calculated by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share is identical to basic earnings (loss) per share, as the Company has no dilutive securities at this time.

Intangible Assets — The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of September 27, 2008 and March 31, 2008. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three month period ended September 27, 2008.

Shipping Costs — Costs to ship products to customers are charged to cost of sales as incurred and billed to customers at cost. During the three month periods ended September 27, 2008 and September 29, 2007, the Company incurred $156 and $3,226 of shipping costs, respectively. During the six month periods ended September 27, 2008 and September 29, 2007, the Company incurred $156 and $3,943 of shipping costs, respectively.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of Staff Position No. 157-2.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 may have on the Company’s consolidated financial position and results of operations.

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

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1, as well as the impact of the adoption on the Company’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP addresses certain application issues related to SFAF No. 157, “Fair Value Measurements,” specifically clarifying and giving examples of applications in markets that are not active. This statement was effective upon issuance. The Company has evaluated this statement and determined that there is no material impact on the Company’s consolidated financial statements.

NOTE 2 — RELATED PARTY TRANSACTIONS

As of September 27, 2008, the Company was involved in the following related party transactions:
•
The Company has a note payable, related party, to George Coupe, Chief Financial Officer of the Company and President of Robotics, in the amount of $200, included in notes payable, related parties, current portion on the Company’s September 27, 2008 and March 31, 2008 balance sheets. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $40 as of September 27, 2008).

•
The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company’s September 27, 2008 and March 31, 2008 balance sheets.

•
The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. (“Holo-Dek”). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly and indirectly, in Kingston and the second largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the “Trust”), an investor in Kingston and Robotics, is also a significant lender of working capital to Holo-Dek and a significant portion of these funds have been advanced to the Company. As of September 27, 2008 and March 31, 2008, Holo-Dek has provided working capital advances to the Company in the amount of $1,977,947 and $1,561,075, respectively, which are shown in current liabilities on the Company’s balance sheet

•
The Company has credit card advances, related party, recorded in current liabilities on its September 27, 2008 and March 31, 2008 balance sheets. Those advances are from George Coupe. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company’s expenditures. The interest rates being paid to the credit card companies for the three and six month periods ended September 27, 2008 varied between 6.99% and 22.99% and 4.99% and 19.97%, respectively. The interest rates paid to the credit card companies for the three and six month periods ended September 29, 2007 varied between 4.99% and 24.24%. The average balance was $72,013 and $74,693 for the three and six month periods ended September 27, 2008, respectively and $78,688 and $76,495 for the three and six month periods ended September 29, 2007. The weighted average interest rates for the three and six month periods ended September 27, 2008 were 12.00% and 11.34%, respectively and the weighted average interest rates for the three and six month periods ended September 29, 2007 were 15.74% and 15.60%, respectively.

•
Robotics has a licensing and royalty agreement with the Hexel Corporation ("Hexel") relating to the co-ownership of certain robotics technology originally developed by Hexel.  Hexel is still in existence, though, with limited operations. Two current employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company (the Flood Trust) also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics.  Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally borne by the seller, on products sold which incorporate the licensed software and intellectual property (the payment date was extended by Hexel to March 31, 2009). Any enhancements or developments by Robotics to the robot technology, including software, are co-owned with Hexel pursuant to the licensing agreement. At September 27, 2008 and March 31, 2008, $32,496 was owed to Hexel (included in accrued expenses on the Company’s balance sheet), with $0 recorded as expense during the three months ended September 27, 2008 and $2,935 recorded as expense during the three months ended September 29, 2007. For the six month periods ended September 27, 2008 and September 29, 2007, $0 and $2,935 were recorded as expense, respectively.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	The Company has a related party note and loan payable to the Trust, discussed in Note 3, and the Company is the lessee on ten related party capital leases, discussed in Note 7.
•
The Company's Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of September 27, 2008 and March 31, 2008, the balances on those credit cards totaled $73,711 and $83,630, respectively, and are recorded as a related party receivable and credit card liability on the Company's balance sheets. Additionally, there is approximately $178,100 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek . The amount of credit line that was unused as of September 27, 2008 was approximately $79,219.

NOTE 3 — NOTE AND LOAN PAYABLE

The Company has a note payable to the Trust for $80,000 on the Company’s September 27, 2008 balance sheet. Of that amount, $16,000 in principal and $16,926 in accrued interest are a current liability and $64,000 is a long term liability. This note was issued in 2002 as part of the initial capitalization of Robotics and required yearly principal payments of $16,000 beginning in fiscal 2007 through March 31, 2011. The note was non-interest bearing through April 1, 2006 and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). There has been no demand for payment by the Trust and no payments have been made by the Company.

The Company has a loan payable to the Trust in the amount of $100,000, plus accrued interest of $21,616, shown in current liabilities on the Company’s September 27, 2008 balance sheet. This loan was made in March of 2006 and was payable on demand on or after March 16, 2007 at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. There has been no demand for payment by the Trust and no payments have been made by the Company.

See Note 7 regarding the Company’s capital lease obligations.

NOTE 4 — INTANGIBLE ASSETS

The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of September 27, 2008 and March 31, 2008. This is a long-term asset and consists of the Robotics-built control system software for operating the machines that Robotics manufactures and sells to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive parts production and motion testing robots for oil pipeline equipment. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues. This software is co-owned with the Hexel Corporation (see Note 2), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. The carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three month period ended September 27, 2008 and management believes that the value of the software is not impaired at September 27, 2008. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 5 — SHAREHOLDERS' DEFICIT

At September 27, 2008 and March 31, 2008, the Company had 5,601,140 shares of common stock issued and 5,576,234 shares outstanding. At September 27, 2008 and March 31, 2008, the Company had 10,000,000 shares authorized with a par value of $0.01. At September 27, 2008 and March 31, 2008, the Company had $11,838,230 in additional paid-in capital, and an accumulated deficit of $14,138,244 and $13,607,421, respectively. At September 27, 2008 and March 31, 2008, the Company had 24,906 shares of treasury stock, stated at a cost of $40,756.

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

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ITEM 2

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company’s Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The original term of the lease was for six years commencing in 2002 with a 3 year renewal which was exercised in April 2008 to extend the lease to March 31, 2011. The lease includes a base rent and common area/maintenance payment. As discussed in Note 2, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage used. The Company’s share of the leasing costs for the three month periods ended September 27, 2008 and September 29, 2007 were $13,258 and $12,956, respectively. The Company’s share of the leasing costs for the six month periods ended September 27, 2008 and September 29, 2007 were $26,516 and $25,912, respectively. Kingston and Jiivana required no space during the three or six month periods ended September 27, 2008 or September 29, 2007.

Capital Leases
The Company has executed capital leases for manufacturing equipment and software in the aggregate amount of $44,447. As of September 27, 2008, accumulated depreciation on the equipment was $21,497 and the net book value was $22,950.

The Company’s Robotics subsidiary is the named lessee on ten leases used to acquire equipment for Holo-Dek (see Note 2) and has ultimate responsibility to make all payments regarding the leases. A total of $146,494 of equipment was acquired. The leases are reflected on the Company’s balance sheet as a related party lease asset and a capitalized lease obligation. All monthly payments on the leases were made by Holo-Dek during the three month period ended September 27, 2008.

NOTE 8 — SEGMENTS

The Company manages its business in a single reportable business segment. That segment is robotics. The Company uses similar product, distribution and marketing for each robot sale, regardless of whether the robot is sold to a domestic or international customer and regardless of the differing end uses of the robot.

Geographic Sales
The Company’s geographic revenues for the second quarters and first six months of fiscal 2009 and 2008 were:

Quarters ended	Domestic	International	Total
September 27, 2008	$15,906	$1,250	$17,156
September 29, 2007	166,836	1,250	168,086

Six months ended	Domestic	International	Total
September 27, 2008	$55,406	$2,500	$57,906
September 29, 2007	173,909	4,841	178,750

NOTE 9 — JIIVANA SUBSIDIARY
The Company has established a new wholly owned subsidiary called Jiivana Corporation (“Jiivana”). Jiivana entered into an Original Equipment Manufacturing agreement with Pure H2O, an importer of BenTen water purification systems, dated as of August 18, 2008. There were no purchase transactions during the quarter ended September 27, 2008.

NOTE 10 — SUBSEQUENT EVENT
Effective October 10, 2008, the Company issued 250,000 restricted shares of its common stock to Mirador Consulting. The stock issuance is a component of an agreement between Mirador Consulting and the Company in which Mirador agrees to provide management consulting, business advisory, shareholder information and public relations services to the Company, and particularly to assist the Company in seeking to obtain financing or additional equity. The term of the agreement is six months and thereafter may be renewed upon the mutual consent of both parties.

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

Overview

Management’s plan of operations for the next twelve months is to seek to expand Robotics’ business, increasing revenue volume and improving operating margins, in order to reduce, and eventually eliminate, its historical net losses. There are current activities that are critical to successfully achieving that plan. A new robot “slideapod” design was developed during the quarter for a customer’s use in positioning an astrophysical telescope reflector lens. This new robot uses linear sliding channel joints that connect six legs to the base plate to achieve six degrees of freedom in moving the top surface. The Company has also designed a very small version of the slideapod robot for micro and nano positioning for use in wafer manufacturing. The Company successfully installed its “Hex-a-jet” robot at BAE for trimming materials in fabricating a high volume defense product. Another design and software revision was implemented in the Company’s simulator product, which can be used in the video game theater business. This is an application where the Company has identified an opportunity to become a significant supplier of robots to Holo-Dek, which will use those robots if they succeed in building-out their video gaming centers. The Company has been considering acquiring Holo-Dek as part of its business expansion plan. The Company has also developed a tire recycling system that utilizes water jet technology and sophisticated automation systems to more economically convert large quantities of tires into crumb rudder. In addition, the Company believes that its robotic positioning and water-jet systems could play a major role in significantly increasing the production of wind-turbine cast parts in the United States. Finally, the Company plans to internally use, as well as distribute, its Jiivana water purification systems. Internal use will include incorporating this water system into the Company’s mobile tire recycling solution. In other applications, the Company believes that this water purification system can be sold directly to hospitals and emergency management site locations where drinking water needs to be reliably produced in quantity from impure sources - especially in the case of prolonged power outages or where the normal distribution systems for drinkable water are disrupted or unavailable.

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

Ongoing research and development is a priority of the Company, with the aim of providing both standardized and custom advanced hardware and software solutions to its customers in a wide variety of machine tooling, manufacturing and other commercial settings. Currently the Company is planning to expand the wind-turbine manufacturing through-put improvements already developed during the fiscal year ended March 31, 2008, utilizing its robotic and water-jet technologies. In addition, the Company is continuing to conduct research and development in three different areas of robotic research and development. First, the Company will continue to develop new models of, and applications for, the recently designed slideapod robot. Second, the Company is planning to use its R Series platform as a simulator for the small aircraft flight industry and as an interactive ride for video game entertainment. The research and development effort will seek to create the tools necessary for game developers and flight schools to integrate their current or future software products with the Company's simulator. Third, the Company has recently succeeded in developing a new, quieter, smoother running and inherently more accurate rotopod model that has a helical gear and a full-ring encoder-a system never previously produced.

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

The Company’s new subsidiary, Jiivana, entered into an Original Equipment Manufacturing agreement with Pure H2O, an importer of BenTen water purification systems, dated as of August 18, 2008. These water purification systems are relatively small. The typical system is in the size range of a household refrigerator. As a result, they can be easily loaded on a “flatbed” truck. The Company plans to market these systems initially to hospitals, emergency management sites and recycling sites that need to have a source of drinkable water. The Company believes it has three advantages over its competition in this market: the systems are fully automated which eliminates the need for daily human interface; the system generates its own antiseptic solution which provides a continuous cleaning mechanism to elongate filter life; and the Company’s engineering staff can customize each system to meet installation requirements . The Company also plans to use these systems as an integral part of its water jet cutting solutions by cleaning the water used in the water jet cutting process and then cleaning the water again to provide clean water back to the original source in the case of onsite tire reclamation or to provide clean water availability to local areas where the water jet cutting is housed in a permanent location.

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

The Company currently uses its head of sales, its web site and business contacts to market its products. The Company plans to develop more extensive use of print advertising and substantially increase the display of its products at numerous industry tradeshows and conferences if the Company is able to obtain additional funds, either through sales of robots or equity or through loans.

In regards to the Company’s Robotics business, given the current sales volumes, the Company does not expect to acquire or dispose of any significant amount of capital assets, nor does it expect to significantly expand or contract its current number of employees. The Company does anticipate that if a number of the above noted opportunities are realized, it will have to expand resources. Until sales improve, the Company is reliant upon working capital advances from Holo-Dek (through the Trust’s investments in Holo-Dek) to maintain its liquidity and continue operations. The Company is investigating new loan programs or equity investments that will give it the ability to finance purchase orders.

The Company’s business plan calls for sales to improve during the twelve month period ending March 31, 2009, when compared to the year-ended March 31, 2008. The cost of goods sold percentage of revenue associated with those sales is planned to be at or better than the Company’s percentage for the year ended March 31, 2008. The Company cannot assure that the improved sales will ever be realized. The Company may also find that the cost of materials and services to produce the futures sales will exceed the estimates now in the plan. As a result of both of these uncertainties, future sales could be lower than planned and future costs higher than planned, or both.

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

Results of Operations
Summary

In August of 2005, Kingston purchased all of the issued and outstanding common stock of Robotics. Since that time, the primary business of Kingston has been the operation of Robotics.

During the three month period ended September 27, 2008, the Company focused a significant amount of resources on developing its Robotics business. The Company focused its engineering staff on research and development, exploring new methods of utilizing the Company’s products in a variety of industries.

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

The Three Months Ended September 27, 2008 Compared to the Three Months Ended September 29, 2007
Revenues for the second quarters of fiscal 2009 and 2008 were $17,156 and $168,086, respectively, reflecting solely the revenues of Robotics in both periods. Equipment sales were $0 in the second quarter of fiscal 2009 and $165,586 in the second quarter of fiscal 2008. No robots were shipped in the three months ended September 27, 2008 and one order for two robots was shipped during the three months ended September 29, 2007. Total revenue related to the amortization of service agreement revenue was $3,750 and $2,500 for the second quarters of fiscal 2009 and 2008, respectively. The remaining revenue reflects service-related charges and accessory sales. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed. As of September 27, 2008, that liability was $89,308, related to 3 orders. As of September 27, 2008, the Company had no progress payments not yet invoiced on robots in process.

Cost of sales was $16,905 and $140,280 for the second quarters of fiscal 2009 and 2008, respectively. In the second quarter of fiscal 2009, the amount primarily reflects costs related to overhead allocation and idle production salary costs. In the second quarter of fiscal 2008, the amount primarily reflects costs related to the Robotics sales order shipped during the period, of which $93,062 was the cost of materials and $17,547 was the cost of direct labor used in the production of the robots. The remaining $29,671 was primarily manufacturing shop overhead. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed. As of September 27, 2008, the Company’s inventory was $149,003, $121,270 of which reflects customer order related inventory.

Selling expenses for the second quarters of fiscal 2009 and 2008 reflect solely the expenses of Robotics. Such expenses were $31,677 and $38,438 respectively, which were comprised primarily of salaries related to the selling of Robotic’s products. The decrease over the prior year period was primarily due to a reduction in management salaries due to the reduced level of sales.

General and administrative expenses were $146,752 and $120,148 in the second quarters of fiscal 2009 and 2008, respectively. For the second quarter of fiscal 2009, the amount consisted of accounting and audit expenses of $28,723, engineering related expenses of $24,011, other payroll related expenses of $29,844, legal expenses of $1,990, rent and utility expenses of $9,334, insurance expenses of $12,742, stockholder relations costs of $9,669 and consulting costs of $17,401. The remaining expenses of $13,038 were for travel, depreciation and other costs. For the second quarter of fiscal 2008, the amount consisted of accounting and audit expenses of $3,546, engineering related expenses of $35,454, $30,057 of other payroll related expenses, consulting expenses of $8,447, legal expenses of $2,748, rent and utility expenses of $11,439, stockholder relations expenses of $10,472 and insurance expenses of $12,275. The remaining expenses of $5,710 were for travel, depreciation and other costs. The year over year increase in expenses was primarily due to consulting expenses related to Jiivana and accounting and audit expenses related to accrual estimates, reclassifications and a third party credit.

Research and development expenses were $73,195 and $52,071 for the second quarters of fiscal 2009 and 2008, respectively. In both quarters, these costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic’s products, primarily focused on robotic control enhancements. The increase over the prior year was primarily due to both increased research and development activities to enhance the software product and robotic capabilities and research and development to address potential customer specific applications, including increased through-put in the wind-turbine manufacturing industry by utilization of the Company’s robotic and water-jet technologies.

Interest expense for the second quarters of fiscal 2009 and 2008 was $15,065 and $5,010, respectively. In the second quarters of 2009 and 2008, the costs reflect the costs related to the factoring of the receivables, interest related to the notes payable, related parties and the credit card advances, related party. The increase over the prior year period was primarily due to costs related to a higher level of receivables factoring.

The Company’s loss for the second quarter of fiscal 2009 was $266,438 and the Company’s loss for the second quarter of fiscal 2008 was $187,861. These losses resulted in a per share loss of $0.05 and a per share loss of $0.03 in the second quarters of fiscal 2009 and 2008, respectively. The losses in the second quarters of 2009 and 2008 resulted primarily from the increase in general and administrative and research and development expenses (as discussed previously) and a revenue level insufficient to cover the fixed costs of operations.

The Six Months Ended September 27, 2008 Compared to the Six Months Ended September 29, 2007
Revenues for the first six months of fiscal 2009 and 2008 were $57,906 and $178,750, respectively, reflecting solely the revenues of Robotics in both periods. Equipment sales were $0 in the first six months of fiscal 2009 and $165,586 in the first six months of fiscal 2008. No robots were shipped in the six months ended September 27, 2008 and one order for two robots was shipped during the six months ended September 29, 2007. Total revenue related to the amortization of service agreement revenue was $7,500 and $5,000 for the first six months of fiscal 2009 and 2008, respectively. The remaining revenue reflects service-related charges and accessory sales. As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection is reasonably assured. As of September 27, 2008, that liability was $89,308 related to 3 orders. As of September 27, 2008, the Company had no progress payments not yet invoiced on robots in process.

Cost of sales was $50,174 and $166,353 for the first six months of fiscal 2009 and 2008, respectively. In the first six months of fiscal 2009, the amount primarily reflects costs related to overhead allocation and idle production salary costs, along with some direct labor and material costs. In the first six months of fiscal 2008, cost of sales primarily reflected costs related to the Robotics sales orders shipped in the period, of which $93,522 was for materials and $17,547 was for direct labor used in the production of the robots. The remaining amount was primarily manufacturing shop overhead of $55,284 The decrease in cost of sales, period over period, was due to not shipping any robots in the first half of fiscal 2009. As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress. That inventory is reclassified to cost of sales at the time the product is completed. As of September 27, 2008, the Company’s inventory was $149,003, $121,270 of which reflects customer order related inventory.

Selling expenses for the first six months of fiscal 2009 and 2008 reflect solely the expenses of Robotics. Such expenses were $54,248 and $73,005, respectively, which were comprised primarily of salaries related to the selling of Robotic’s products. The decrease over the prior year period was primarily due to a reduction in management salaries due to the reduced level of sales.

General and administrative expenses were $293,649 and $296,818 in the first six months of fiscal 2009 and 2008, respectively. For the first six months of fiscal 2009, the amount consisted of accounting and audit expenses of $45,302, engineering related expenses of $52,056, other payroll related expenses of $58,808, legal expenses of $11,171, rent and utility expenses of $22,265, insurance expenses of $25,800, stockholder relations costs of $22,241 and consulting costs of $26,718. The remaining expenses of $29,288 were for travel, depreciation and other costs. For the first six months of fiscal 2008, the amount consisted of accounting and audit expenses of $25,703, engineering related expenses of $79,564, $60,366 of other payroll related expenses, consulting expenses of $27,073, legal expenses of $7,860, rent and utility expenses of $21,747, stockholder relations expenses of $21,119 and insurance expenses of $22,912. The remaining expenses of $30,474 were for travel, depreciation and other costs. General and administrative expenses were nearly flat, year over year.

Research and development expenses were $151,136 and $105,340 for the first six months of fiscal 2009 and 2008. In both periods, those costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic’s products, primarily focused on robotic control enhancements. The increase over the prior year was primarily due to both increased research and development activities to enhance the software product and robotic capabilities and research and development to address potential customer specific applications, including increased through-put in the wind-turbine manufacturing industry by utilization of the Company’s robotic and water-jet technologies.

Interest expense for the first six months of fiscal 2009 and 2008 was $39,522 and $17,375. In the first six months of 2009, this reflects the costs related to the factoring of the receivables, interest related to the notes payable, related parties and the credit card advances, related party. In fiscal 2008, the interest expense was also primarily related to the factoring of the receivables, interest related to the notes payable, related parties and the credit card advances, related party. But, a portion of those charges were offset by a vendor credit for interest previously charged to the Company.

The Company’s loss for the first six months of fiscal 2009 was $530,823 and the Company’s loss for the first six months of fiscal 2008 was $480,141. These losses resulted in a per share loss of $0.10 and a per share loss of $0.09 in the first six months of fiscal 2009 and 2008, respectively. The losses in the first six months of 2009 and 2008 resulted primarily from the increase in research and development expenses (as discussed previously) and a revenue level insufficient to cover the fixed costs of operations.

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

During the first six months of fiscal 2009, net cash used by operations was $384,291, compared with $407,866 used in the prior year period. In the first six months of fiscal 2009, the cash flow deficit was reduced by payments received on 2 prior year orders and an increase in accounts payable, in preparation for new orders in-house. There are 3 orders totalling approximately $408,000 in backlog at the time of the filing of this report. In the prior year period, the cash flow deficit was reduced by an increase in accounts payable due to in-house orders.

Net cash used in investing activities was $0 for the first six months of fiscal 2009 and $2,335 for the first six months of fiscal 2008.

Cash provided by financing activities was $397,551 for the first six months of fiscal 2009, compared with net cash provided of $369,652 for the first six months of fiscal 2008. The source of cash in both periods of the 2009 and 2008 fiscal years was primarily from advances from Holo-Dek, a related party, partially offset by repayments on those advances. Commencing on October 31, 2004, the Trust made non-interest bearing cash advance to Holo-Dek which, in turn, made non-interest bearing cash advances to Robotics on an as-needed basis. Prior to that date, the Trust made loans directly to Robotics. The debt was converted to Kingston stock in June 2006. The debt and accumulated interest totaled $1,836,752 as of October 31, 2004 on the books of Robotics. As of October 31, 2004, the accrual of interest on the debt ceased. In addition, the Trust made a short-term loan of $100,000 to the Company in March of 2006, which is evidenced by a note payable on demand on or after March 17, 2007, at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. These relationships are discussed in Note 3 to the unaudited consolidated financial statements included elsewhere herein.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida. As of February 12, 2008, the Company terminated its relationship with LSQ Funding Group. Effective February 2, 2008, the Company entered into an agreement with Coastline Financial Services Group (“Coastline”) for the sale of segments of the Company’s accounts receivables, pursuant to which the Company can sell up to $400,000 of its receivables to Coastline. The initial payment to the Company will be approximately 80% of the approved receivables purchased and the Company is to receive the balance of 20% of the total receivable, less applicable finance fees of 2% per month of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to Coastline. In the first six months of the Company’s 2009 fiscal year, the Company had $147,559 in new factoring transactions and received $165,691 in payment of receivables from previous transactions, less applicable fees of $18,557 (shown as a component of interest expense in the Company's statement of operations). In the first six months of fiscal 2008, the Company had $62,622 in new factoring transactions and received $53,890 in payment of receivables from previous transactions, less applicable fees of $3,562. The factoring agreement provides for a lien on all assets as collateral for any and all outstanding advances by the factor.

The Company's cash and cash equivalents of $14,827 as of September 27, 2008, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing. In the interim, the Company anticipates subsidizing its working capital needs with working capital advances from Holo-Dek (Holo-Dek is funded by the Trust), although there can be no assurance that funding will continue to be available.

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

Off Balance Sheet Arrangements
As of September 27, 2008, the Company had no off balance sheet arrangements with any parties.

 Legal Contingencies
The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At September 27, 2008, there were no outstanding legal proceedings, nor are there any reserves established.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of Staff Position No. 157-2.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on the Company’s consolidated financial position and results of operations.

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

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1, as well as the impact of the adoption on the Company’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP addresses certain application issues related to SFAF No. 157, “Fair Value Measurements,” specifically clarifying and giving examples of applications in markets that are not active. This statement was effective upon issuance. The Company has evaluated this statement and determined that there is no material impact on the Company’s consolidated financial statements.

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

•	The Company’s ability to locate and retain suppliers to deliver parts or materials on time and compliant with the specifications required by the Company, and at competitive prices.
•	The Company’s reliance upon a limited number of key suppliers.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. In the case of the Company, those risks are primarily related to expected sales that may fail to materialize and to continued funding from the Trust. The Company does not utilize any credit lines or financial instruments for borrowing or investments (the Company does utilize a receivables factoring arrangement, which has contractual fees - see Note 1 to the consolidated financial statements included elsewhere herein) and does not have any transactions valued in a foreign currency. All advances from the Trust are at a stated interest rate of 8.0% per year. Therefore, as of September 27, 2008, the Company does not experience any material effects from market risk.

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of September 27, 2008. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of September 27, 2008 to ensure that material information relating to the Company is recorded, processed, summarized and reported within the time periods in which this Report on Form10-Q has been prepared. Management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.

Changes in internal control over financial reporting
The Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the effectiveness of these controls for the three months ended September 27, 2008, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

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

KINGSTON SYSTEMS INC.

Date: November 12, 2008	By:	/s/ Ralph E. McKittrick
Ralph E. McKittrick
Chief Executive Officer

Date: November 12, 2008	By:	/s/ George J. Coupe
George J. Coupe
Chief Financial Officer