Form 10-Q
period 2008-12-27
KINGSTON SYSTEMS INC
filed 2009-02-17
CIK 810837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For the Quarterly Period Ended December 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding
Common Stock
(par value $0.01 per share)	5,826,234 as of February 13, 2009

Transitional small business disclosure format (Check one)  YES ☐ NO ☒

INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of December 27, 2008 and March 31, 2008	2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 27, 2008 and December 29, 2007	3
Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended December 27, 2008 and December 29, 2007	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 27, 2008 and December 29, 2007	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6-12

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations	12-19

Item 3. Quantitative and Qualitative Disclosure on Market Risk	20

Item 4. Controls and procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

Exhibits

ITEM 1: FINANCIAL STATEMENTS

KINGSTON SYSTEMS  INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27, 2008	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,799	$1,567
Accounts receivable, net of allowance for doubtful accounts of $2,474 as of December 27, 2008 and March 31, 2008, respectively	45,143	137,158
Inventory	183,096	98,796
Related party leases, current portion	35,371	33,714
Related party receivable	91,754	83,630
Other current assets	1,523	7,074
TOTAL CURRENT ASSETS	358,686	361,939

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $33,514 and $25,899 as of December 27, 2008 and March 31, 2008, respectively	27,921	35,537
Software, net of accumulated amortization of $12,897 and $8,411 as of December 27, 2008 and March 31, 2008, respectively	6,978	11,464
Software development costs, net of accumulated amortization of $62,790 and $48,311 as of December 27, 2008 and March 31, 2008, respectively	92,897	107,375
Security deposits	12,000	12,000
Related party leases, non-current portion	36,968	38,794
TOTAL ASSETS	$535,450	$567,109
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$211,037	$59,539
Related party advances	2,049,132	1,561,075
Accrued expenses	66,144	89,463
Deferred revenue	197,950	90,868
Capitalized lease obligations, current portion	49,634	46,038
Credit card advances, related party	91,559	81,418
Credit card liability	91,754	83,630
Wages payable, related party	46,300	46,300
Notes payable, related parties, current portion including accrued interest of $18,584 and $12,832 as of December 27, 2008 and March 31, 2008, respectively	34,784	29,032
Loan payable, Flood Trust, related party, including accrued interest of $23,949 and $16,000 as of December 27, 2008 and March 31, 2008, respectively	123,949	116,000
TOTAL CURRENT LIABILITIES	2,962,243	2,203,363

LONG TERM LIABILITIES:
Note payable, related party, non-current portion	64,000	64,000
Capitalized lease obligations, non-current portion	40,894	53,681

TOTAL LIABILITIES	3,067,137	2,321,044
SHAREHOLDERS' DEFICIT:
Common stock:
$0.01 par value; 10,000,000 shares authorized; 5,851,140 shares issued and 5,826,234 shares outstanding as of December 27, 2008 and 5,576,234 as of March 31, 2008	58,512	56,012
Additional paid-in capital	11,948,230	11,838,230
Accumulated deficit	(14,497,673)	(13,607,421)
Treasury stock at cost; 24,906 shares	(40,756)	(40,756)
Total shareholders’ deficit	(2,531,687)	(1,753,935)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$535,450	$567,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	December 27, 2008	December 29, 2007
Revenue	$147,724	$22,440
Cost of sales	137,600	17,097
Gross income	10,124	5,343
Operating expense:
Selling	29,130	28,682
General and administrative	250,290	141,305
Research and development	74,212	59,362
Total operating expense	353,632	229,349
Operating loss	(343,508)	(224,006)
Other expense:
Interest expense and financing fees	(15,922)	(10,633)
Total other expense	(15,922)	(10,633)

Net loss before provision/benefit
for income taxes	(359,430)	(234,639)

Provision/benefit for income taxes	-	-
Net loss	$(359,430)	$(234,639)
Basic and diluted loss
per share	$(0.06)	$(0.04)
Weighted-average number of
common shares outstanding	5,790,520	5,576,234

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED
	December 27, 2008	December 29, 2007
Revenue	$205,630	$201,190
Cost of sales	187,774	182,059
Gross income	17,856	19,131
Operating expense:
Selling	83,378	101,686
General and administrative	543,938	438,114
Research and development	225,348	164,702
Total operating expense	852,664	704,502
Operating loss	(834,808)	(685,371)
Other expense:
Interest expense and financing fees	(55,444)	(28,008)
Total other expense	(55,444)	(28,008)

Net loss before provision/benefit
for income taxes	(890,252)	(713,379)

Provision/benefit for income taxes	-	-
Net loss	$(890,252)	$(713,379)
Basic and diluted loss
per share	$(0.16)	$(0.13)
Weighted-average number of
common shares outstanding	5,648,190	5,576,234

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	December 27, 2008	December 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(890,252)	$(713,379)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	26,580	26,207
Issuance of restricted stock	112,250	-
Changes in assets and liabilities:
Accounts receivable	92,016	(85,387)
Inventory	(84,300)	(82,151)
Other current assets	5,551	(3,775)
Accounts payable	151,498	83,559
Deferred revenue	107,082	134,252
Accrued expenses	(23,319)	(10,506)
Accrued interest on loans payable	13,701	10,796
NET CASH FROM OPERATING ACTIVITIES	(489,193)	(640,384)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and software	-	(3,885)
NET CASH FROM INVESTING ACTIVITIES	-	(3,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of restricted stock	250	-
Related party working capital advances	776,088	790,574
Payment of related party advances	(288,031)	(190,239)
Payments on credit card advances, related party	10,141	13,172
Payments on capital lease	(9,023)	(7,473)
NET CASH FROM FINANCING ACTIVITIES	489,425	606,034
Net increase (decrease) in cash	232	(38,235)
Cash and cash equivalents, beginning	1,567	42,194
Cash and cash equivalents, ending	$1,799	$3,959
Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Assumption of credit card liability from related party	$91,754	$16,705
Assumption of capital lease from related party	27,975	36,652
Reduction in capital lease liability from related party	(12,445)	(19,689)

Cash paid for interest	$14,400	$13,146
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder — Kingston Systems Inc. ("Kingston” or the “Company") purchased all of the issued and outstanding common stock of Parallel Robotics Systems Corporation ("Robotics") in August 2005. Since that time, the primary business of Kingston has been the operation of Robotics. The Company has established a new wholly owned subsidiary called Jiivana Corporation (“Jiivana”). Jiivana entered into an Original Equipment Manufacturing agreement with Pure H2O, an importer of BenTen water purification systems, dated as of August 18, 2008 (see Note 9 to the consolidated financial statements appearing elsewhere herein).Robotics is a New Hampshire corporation headquartered in Hampton, New Hampshire.

Robotics was formed in February 2002 when Robotics obtained a licensing agreement from Hexel Corporation to utilize their intellectual property to build parallel robots. Robotics is engaged in the development, manufacturing and marketing, directly or through collaborations with one or more third parties, of proprietary materials handling and robotic motion simulation technology, and hardware and software based upon such technology, which is generally referred to as hexapod technology.

The majority and controlling shareholders of the Company are the following:
Name	Shares	Comments
Kingston Associates	105,902	Limited Partnership 60% controlled by Ralph McKittrick, CEO of Kingston Systems
Ralph McKittrick	32,453
Thor Corporation	2,332,133	Thor Corporation is 100% controlled by Ralph McKittrick
Flood Trust	612,251
Treasury Shares	24,906
All others	2,743,495	Includes 250,000 restricted shares issued to Mirador Consulting on October 10, 2008 (see Note 10 to the consolidated financial statements appearing elsewhere herein)
Total	5,851,140

Nature of Business — The Company’s revenue generating subsidiary, Robotics, is in the business of building robots, called rotopods and hexapods. These robots employ the same concepts as the type of apparatus most commonly used to move flight simulators. The robots allow movement in all geometric planes of motion and are primarily purchased by companies for medical research, product development and testing, although some of the Company’s robots are also used in manufacturing. A significant component of the robot package is the customized software program that operates the robot’s motions. On average, it takes three to six months to build a robot. Although many of the components of a robot are standard from contract to contract, each contract typically requires certain modifications to the standard product. A single contract typically generates gross revenue of approximately $125,000.

Basis of Presentation — The financial statements included in the Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The financial information furnished in the accompanying condensed consolidated financial statements reflects all adjustments (consisting of only normal, recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with GAAP have been omitted, pursuant to such rules and regulations. The Company’s fiscal year is from April 1 through March 31 (April 1, 2008 through March 31, 2009 is referred to as fiscal 2009 in this report).

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

Business Condition — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements for the nine month period ended December 27, 2008, the Company incurred a net loss of $890,252 and has a working capital deficit of $2,603,557. The Company’s losses from operations and the working capital deficit raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required (the Company is, has been, and is currently, reliant upon a single major investor, the Flood Trust, for the majority of its working capital financing - see Note 2 to the consolidated financial statements included elsewhere herein), and ultimately to attain successful operations for an extended period of time. Should the Company not succeed in its pursuit of either equity financing, debt financing, or significant sales increases, the Company may not be able to continue as a going concern and may need to curtail operations.

Accounts Receivable — Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts would be the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable, including any historical write-off experience, customer creditworthiness and current economic trends to determine a need, if any, for an allowance for doubtful accounts. As of December 27, 2008 and March 31, 2008, the allowance for doubtful accounts was $2,474.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida. As of February 12, 2008, the Company terminated its relationship with LSQ Funding Group. Effective February 2, 2008, the Company entered into an agreement with Coastline Financial Services Group (“Coastline”) for the sale of segments of the Company’s accounts receivable, pursuant to which the Company can sell up to $400,000 of its receivables to Coastline. The initial payment to the Company will be approximately 80% of the approved receivables purchased and the Company is to receive the balance of 20% of the total receivable, less applicable finance fees of 2% per month of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to Coastline. In the third quarter of the Company’s 2009 fiscal year, the Company had $183,438 in new factoring transactions and received $192,985 in payment of receivables from previous transactions, less applicable fees of $6,236 (shown as a component of interest expense in the Company's statement of operations). In the third quarter of fiscal 2008, the Company had $0 in new factoring transactions and received $60,180 in payment of receivables from previous transactions, less applicable fees of $524. In the first nine months of the Company’s 2009 fiscal year, the Company had $330,997 in new factoring transactions and received $358,676 in payment of receivables from previous transactions, less applicable fees of $24,793 (shown as a component of interest expense in the Company's statement of operations). In the first nine months of fiscal 2008, the Company had $62,622 in new factoring transactions and received $114,070 in payment of receivables from previous transactions, less applicable fees of $4,086. The factoring agreement provides for a lien on all assets as collateral for any and all outstanding advances by the factor. As of December 27, 2008, the Company had $238,800 of availability which could be used to sell its receivables to Coastline.

Inventory — Inventory is stated at the lower of cost (first-in, first-out) or market. Market value is estimated based upon assumptions made about future demand and market conditions. If the Company determines that the actual market value differs from the carrying value of the inventory, the Company will make an adjustment to market value. The Company has determined that no adjustment to market value is necessary as of December 27, 2008. At December 27, 2008 and March 31, 2008, inventory consisted of work in process materials, capitalized labor and spare parts (at the time a robot is completed, the product is shipped-the Company does not have finished goods inventory). Those amounts were:

Inventory as of:	December 27, 2008	March 31, 2008
Work in Process	$83,963	$26,802
Capitalized Labor	71,400	45,347
Spare Parts	27,733	26,647
Total	$183,096	$98,796

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

Intangible Assets – The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of December 27, 2008 and March 31, 2008. This robotic software is a long-term asset and is the Company-built control system software for operating the machines that Robotics has been manufacturing and selling, and continues to sell to various industries. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset that was developed as additions to the core application programming, essential to the basic operation of the robot.

The carrying value of the software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three month period ended December 27, 2008 (See Note 4 to the consolidated financial statements appearing elsewhere herein).

Shipping Costs — Costs to ship products to customers are charged to cost of sales as incurred and billed to customers at cost. During the three month periods ended December 27, 2008 and December 29, 2007, the Company incurred $7,167 and $1,554 of shipping costs, respectively. During the nine month periods ended December 27, 2008 and December 29, 2007, the Company incurred $7,323 and $5,497 of shipping costs, respectively.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. The Company has evaluated the effect of this statement and it does not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of Staff Position No. 157-2.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations" and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 160 clarifies that: a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements; consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest; and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of SFAS No. 141R and SFAS No. 160.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 may have on the Company’s consolidated financial position and results of operations.

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

On June 16, 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1, as well as the impact of the adoption on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements.” EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-3.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP addresses certain application issues related to SFAS No. 157, “Fair Value Measurements”, specifically clarifying and giving examples of applications in markets that are not active. This statement was effective upon issuance. The Company has evaluated this statement and determined that there is no material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations (EITF 08-6).” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-6.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of EITF 08-7 on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 140 and FIN 46(R)-8.

NOTE 2 — RELATED PARTY TRANSACTIONS

As of December 27, 2008, the Company was involved in the following related party transactions:
•
The Company has a note payable, related party, to George Coupe, Chief Financial Officer of the Company and President of Robotics, in the amount of $200, included in notes payable, related parties, current portion on the Company’s December 27, 2008 and March 31, 2008 balance sheets. This demand note was issued in 2002 as part of the initial capitalization of Robotics and is due March 31, 2011. The note was non-interest bearing through April 1, 2006. Subsequent to that date, the note bears interest at the rate of 8.0% per year (accrued interest of $44 as of December 27, 2008).

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
The Company has a note payable, related party, non-interest bearing to Ralph McKittrick in the amount of $46,300 for unpaid wages prior to December 31, 1988. The amount of the debt has not changed since it was incurred. It is reflected in current liabilities on the Company’s December 27, 2008 and March 31, 2008 balance sheets.

•	The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek Gaming Inc. (“Holo-Dek”). Ralph McKittrick, the CEO of Kingston, is also the CEO of Holo-Dek (Ralph McKittrick is the largest shareholder, directly and indirectly, in Kingston and is also the largest shareholder in Holo-Dek). Robotics and Holo-Dek share office facilities, a number of employees and certain expenses. The Flood Trust (the “Trust”), an investor in Kingston and Robotics, was, through the third quarter, a significant lender of working capital to Holo-Dek and a significant portion of those funds had been advanced to the Company. As of December 27, 2008 and March 31, 2008, Holo-Dek provided working capital advances to the Company in the amounts of $2,049,132 and $1,561,075, respectively, which are shown in current liabilities on the Company’s balance sheet.
•
The Company has credit card advances, related party, recorded in current liabilities on its December 27, 2008 and March 31, 2008 balance sheets. Those advances are from George Coupe. Those advances are for the financing of operations and certain capital asset purchases. Those advances consist of the balances on personal credit cards of George Coupe that were and are being used exclusively for the Company’s expenditures. The interest rates being paid to the credit card companies for the three and nine month periods ended December 27, 2008 varied between 8.4% and 27.2% and 5.0% and 27.2%, respectively. The interest rates paid to the credit card companies for the three and nine month periods ended December 29, 2007 varied between 12.2% and 24.2% and 4.0% and 24.2%, respectively. The average balance was $79,764 and $86,489 for the three and nine month periods ended December 27, 2008, respectively and $87,810 and $78,696 for the three and nine month periods ended December 29, 2007. The weighted average interest rates for the three and nine month periods ended December 27, 2008 were 13.4% and 11.6%, respectively and the weighted average interest rates for the three and nine month periods ended December 29, 2007 were 15.3% and 15.5%, respectively.

•
Robotics has a licensing and royalty agreement with the Hexel Corporation ("Hexel") relating to the co-ownership of certain robotics technology originally developed by Hexel.  Hexel is still in existence, though, with limited operations. Two employees of Robotics are stockholders in Hexel. In addition, a major stockholder in the Company (the Flood Trust) also owns a minor interest in Hexel. Hexel has licensed the use of all intellectual property to Robotics.  Under the agreement, Robotics is required to pay to Hexel, on a quarterly reporting basis, 2% of gross sales, less shipping, tax, and other customary costs normally borne by the seller, on products sold which incorporate the licensed software and intellectual property (the payment date was extended by Hexel to March 31, 2009). Any enhancements or developments by Robotics to the robot technology, including software, are co-owned with Hexel pursuant to the licensing agreement. At December 27, 2008, $34,856 was owed to Hexel and at March 31, 2008, $32,496 was owed to Hexel (included in accrued expenses on the Company’s balance sheet), with $2,360 recorded as expense during the three months ended December 27, 2008 and $2,935 recorded as expense during the three months ended December 29, 2007. For the nine month periods ended December 27, 2008 and December 29, 2007, $2,360 and $2,935 were recorded as expense, respectively.

•
The Company has a related party note and loan payable to the Trust, discussed in Note 3, and the Company is the lessee on 11 related party capital leases, discussed in Note 7. Both notes are contained in the consolidated financial statements appearing elsewhere herein.

•
The Company's Robotics subsidiary is the named owner on a number of credit cards used by Holo-Dek. As of December 27, 2008 and March 31, 2008, the balances on those credit cards totaled $91,754 and $83,630, respectively, and are recorded as a related party receivable and credit card liability on the Company's balance sheets. Additionally, there is approximately $98,300 of total credit limit available on all Robotics credit cards, whether used by Robotics or Holo-Dek . The amount of credit line that was unused as of December 27, 2008 was approximately $26,000.

NOTE 3 — NOTE AND LOAN PAYABLE

The Company has a note payable to the Trust for $80,000 on the Company’s December 27, 2008 balance sheet. Of that amount, $16,000 in principal and $18,540 in accrued interest are a current liability and $64,000 is a long term liability. This note was issued in 2002 as part of the initial capitalization of Robotics and required yearly principal payments of $16,000 beginning in fiscal 2007 through March 31, 2011. The note was non-interest bearing through April 1, 2006 and now bears interest at the rate of 8.0% per year (unpaid interest will be compounded). There has been no demand for payment by the Trust and no payments have been made by the Company.

The Company has a loan payable to the Trust in the amount of $100,000, plus accrued interest of $23,949, shown in current liabilities on the Company’s December 27, 2008 balance sheet. This loan was made in March of 2006 and was payable on demand on or after March 16, 2007 at the discretion of the Trust. The loan bears an annual interest rate of 8.0%. There has been no demand for payment by the Trust and no payments have been made by the Company.

See Note 7 regarding the Company’s capital lease obligations.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INTANGIBLE ASSETS

The Company has an intangible asset, identified as “Software development” reflected on its consolidated balance sheets as of December 27, 2008 and March 31, 2008. This is a long-term asset and consists of the Robotics-built control system software for operating the machines that Robotics manufactures and sells to various industries. The software is used to drive the motion simulation robots that have been sold for bio medical research, positioning system robots for automotive parts production and motion testing robots for oil pipeline equipment. An analysis of the new robotic capability or features that each new software project supports is conducted after the software project is completed and after the new capability is tested functionally in the robot. The results of this analysis are used to determine the expected life of the software for this new capability in terms of future revenues. This software is co-owned with the Hexel Corporation (see Note 2 to the consolidated financial statements appearing elsewhere herein), the corporation that patented the robotic technology and licensed the robotic technology to Robotics. Using the guidance in Statement of Position 98-1 and SFAS No. 144, the carrying value of this software development asset is compared to its net realizable value at each balance sheet date, with any impairment recognized immediately. No material changes to management’s net realizable value estimate occurred in the three month period ended December 27, 2008 and management believes that the value of the software is not impaired at December 27, 2008. The amortization periods for the software development asset have been determined to be five and ten years. The five year amortization period applies to the portion of the asset (value of $37,365) that was developed to support additional generic motion control systems. The ten year amortization period applies to the portion of the asset (value of $118,322) that was developed as additions to the core application programming, essential to the basic operation of the robot.

NOTE 5 — SHAREHOLDERS' DEFICIT

At December 27, 2008 and March 31, 2008, the Company had 5,851,140 and 5,601,140 shares of common stock issued, respectively. At December 27, 2008 and March 31, 2008, the Company had 5,826,234 and 5,576,234 shares of common stock outstanding, respectively. At December 27, 2008 and March 31, 2008, the Company had 10,000,000 shares authorized with a par value of $0.01. At December 27, 2008 and March 31, 2008, the Company had $11,948,230 and $11,838,230 in additional paid-in capital, respectively and an accumulated deficit of $14,497,673 and $13,607,421, respectively. At December 27, 2008 and March 31, 2008, the Company had 24,906 shares of treasury stock, stated at a cost of $40,756.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company’s Robotics subsidiary has a lease obligation for office space and an assembly/ research and development facility in Hampton, New Hampshire, which is accounted for as an operating lease. The original term of the lease was for six years commencing in 2002 with a 3 year renewal which was exercised in April 2008 to extend the lease to March 31, 2011. The lease includes a base rent and common area/maintenance payment. As discussed in Note 2, Robotics shares office space with Holo-Dek. The costs of leasing the facility in Hampton, New Hampshire are allocated between the two companies based upon square footage used. The Company’s share of the leasing costs for the three month periods ended December 27, 2008 and December 29, 2007 were $13,700 and $12,956, respectively. The Company’s share of the leasing costs for the nine month periods ended December 27, 2008 and December 29, 2007 were $40,217 and $34,549, respectively. Kingston and Jiivana required no space during the three or nine month periods ended December 27, 2008 or December 29, 2007.

Capital Leases
The Company has executed capital leases for manufacturing equipment and software in the aggregate amount of $44,447. As of December 27, 2008, accumulated depreciation on the equipment was $24,260 and the net book value was $20,187.

The Company’s Robotics subsidiary is the named lessee on 11 leases used to acquire equipment for Holo-Dek (see Note 2 to the Company’s consolidated financial statements appearing elsewhere herein) and has ultimate responsibility to make all payments regarding the leases. A total of $164,823 of equipment was acquired. The leases are reflected on the Company’s balance sheet as a related party lease asset and a capitalized lease obligation. All monthly payments on the leases were made by Holo-Dek during the three month period ended December 27, 2008.

NOTE 8 – SEGMENTS

The Company manages its business in a single reportable business segment. That segment is robotics. The Company uses similar product, distribution and marketing for each robot sale, regardless of whether the robot is sold to a domestic or international customer and regardless of the differing end uses of the robot.

KINGSTON SYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ITEM 2

Geographic Sales
The Company’s geographic revenues for the third quarters and first nine months of fiscal 2009 and 2008 were:

Quarters ended	Domestic	International	Total
December 27, 2008	$2,500	$145,224	$147,724
December 29, 2007	21,190	1,250	$22,440

Nine months ended	Domestic	International	Total
December 27, 2008	$57,906	$147,724	$205,630
December 29, 2007	195,299	5,891	201,190

NOTE 9 – JIIVANA SUBSIDIARY
The Company established a new wholly owned subsidiary called Jiivana Corporation in 2008.  Jiivana entered into an Original Equipment Manufacturing agreement with Pure H2O, an importer of BenTen water purification systems, dated as of August 18, 2008.  There were no purchase transactions during the quarter ended December 27, 2008 and none are presently anticipated.

NOTE 10 – RESTRICTED SHARES
 Effective October 10, 2008, the Company issued 250,000 restricted shares of its common stock to Mirador Consulting (“Mirador”).  The stock issuance was a component of an agreement between Mirador Consulting and the Company in which Mirador agreed to provide management consulting, business advisory, shareholder information and public relations services to the Company, and particularly to assist the Company in seeking to obtain financing or additional equity. The shares were accounted for in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The fair market value of the shares was determined using the closing stock price of the shares on the date of the transaction.  That fair market value is shown in general and administrative expense on the Company’s consolidated statements of operations and the number of shares issued is reflected in the Company’s weighted average shares outstanding.  The shares are reflected in number of issued and outstanding shares of common stock on the Company’s December 27, 2008 consolidated balance sheet.

NOTE 11 – SUBSEQUENT EVENTS
During January, 2009, the Company further reduced staff and staff-related costs and is in the process of renegotiating the payment terms for inventory purchases with key suppliers.  While no supplier legal actions have been initiated, the risk of material flow stoppages has increased and, if they materialize, such stoppages could severely adversely impact the Company’s ability to build and ship the robot orders in work in process inventory at quarter-end on schedule or, in a worst case scenario, stop robot production altogether. Also, while the additional staffing reductions are believed not to yet interfere with fulfilling orders, the risk that additional key personnel will be lost continues and if the loss of staff were to be significant, this too could have a severe adverse impact on the Company’s ability to continue robot production. In addition, while the Flood Trust has continued to support the Company (see Note 2 to the consolidated financial statements included elsewhere herein), albeit at a much lower level than in prior quarters, a further reduction of funds from the Trust, or a cessation of funding altogether, is possible and could prevent the Company from continuing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.  This management's discussion and analysis contains certain "forward-looking statements."  Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various Securities and Exchange Commission ("SEC") filings. No assurance can be given that any such matters will be realized.

Overview
The Company has been impacted by the world-wide financial difficulties to the extent that funding from the Flood Trust (see Note 2 to the consolidated financial statements included elsewhere herein) has decreased, beginning in the third quarter, and that certain orders have been delayed or canceled. Management’s plan of operations for the next three to twelve months has been modified to significantly reduce expenditures while also continuing to seek to expand Parallel Robotics Systems Corporation ("Robotics") business, increasing revenue volume and improving operating margins. In conjunction, both of these action plans are intended to reduce, and management hopes to eventually eliminate, the Company’s historical net losses.  The reduced expenditures have included significant staff and employee benefit reductions and newly negotiated facility lease terms.  These actions are expected to reduce reliance upon the Flood Trust (the "Trust"), but they risk the loss of key personnel who will be difficult to replace.

The research and development activities that are critical to successfully achieving the plan to expand Robotic’s business include a new robot “slideapod” design that was developed for a customer’s use in positioning an astrophysical telescope reflector lens. This new robot uses linear sliding channel joints that connect six legs to the base plate to achieve six degrees of freedom in moving the top surface.  The Company has also designed a very small version of the slideapod robot for micro and nano positioning for use in wafer manufacturing.  The Company successfully installed its “Hex-a-jet” robot at BAE for trimming materials in fabricating a high volume defense product.  Another design and software revision was implemented in the Company’s simulator product, which can be used in the video game theater business.  This is an application where the Company has identified an opportunity to become a significant supplier of robots to Holo-Dek, which will use those robots if they succeed in building-out their video gaming centers.  The Company has been considering acquiring Holo-Dek Gaming, Inc. ("Holo-Dek") as part of its business expansion plan. The Company has also developed a tire recycling system that utilizes water jet technology and sophisticated automation systems to more economically convert large quantities of tires into crumb rubber.  In addition, the Company believes that its robotic positioning and water-jet systems could play a major role in significantly increasing the production of wind-turbine cast parts in the United States. Finally, the Company plans to internally use, as well as distribute, its Jiivana water purification systems.  Internal use will include incorporating this water system into the Company’s mobile tire recycling technology, if and when the Company finds purchasers for the technology.  In other applications, the Company believes that this water purification system can be sold directly to hospitals and emergency management site locations where drinking water needs to be reliably produced in quantity from impure sources – especially in the case of prolonged power outages or where the normal distribution systems for drinkable water are disrupted or unavailable.  The Company has been waiting for certain information necessary in order to proceed with the marketing and use of the water purification systems from the manufacturer.  It cannot be predicted when, or if, such information will be provided, nor how much time will be required between the receipt of such information and the commencement of marketing of the system.

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

The Company is currently dependent upon working capital loans that originate primarily from the Trust through its investments and loans to Holo-Dek which, in turn, advances funds to the Company to fund research and development and to offset the Company’s operating losses.  While the Flood Trust has continued to support the Company (see Note 2 to the consolidated financial statements included elsewhere herein), albeit at a much lower level than in the prior quarters, a further reduction of funds from the Trust, or a cessation altogether, is possible and would severely impact the Company’s ability to continue operations.  There is no guarantee that the Trust will continue to provide funding, or that other sources will be available during the next twelve months.

Plan of Operations
Kingston acquired Robotics in August 2005.  Robotics’ business, although not yet profitable or cash flow self-sufficient, presents opportunities for expansion. Robotics’ robot products are unique in the industry and more technologically advanced than competitor products. Additionally, Robotics has a relationship with Holo-Dek, a startup gaming business, which could provide another market for Robotics’ products (see Note 2 to the consolidated financial statements included elsewhere herein).  The Company views Holo-Dek as both an excellent prospect for purchasing a large number of robotic machines from Robotics (to be used as motion simulators) and as a viable entry vehicle into the multi-billion dollar video game entertainment market (source-Electronic Software Association), as a theater chain to be built exclusively for the use of video-gamers.  Holo-Dek is also not profitable and is dependent on external funding to continue its business.  Holo-Dek will require additional external funding in order to be in a position to purchase robotic machines from Robotics.

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

The Company’s new subsidiary, Jiivana Corporation ("Jiivana"), entered into an Original Equipment Manufacturing agreement with Pure H2O, an importer of BenTen water purification systems, dated as of August 18, 2008.  These water purifications systems are relatively small. The typical system is in the size range of a household refrigerator. As a result, they can be easily loaded on a “flatbed” truck.   The Company plans to market these systems initially to hospitals, emergency management sites and recycling sites  that need to have a source of drinkable water. The Company believes it has three advantages over its competition in this market: the systems are fully automated which eliminates the need for daily human interface; the system generates its own antiseptic solution which provides a continuous cleaning mechanism to prolong filter life; and the Company’s engineering staff can customize each system to meet installation requirements . The Company also plans to use these systems as an integral part of its water jet cutting solutions by cleaning the water used in the water jet cutting process and then cleaning the water again to provide clean water back to the original source in the case of onsite tire reclamation or to provide clean water availability to local areas where the water jet cutting is housed in a permanent location.  The Company has been waiting for certain information necessary in order to proceed with the marketing and use of the water purification systems from the manufacturer for several months and it cannot be predicted when, or if, such information will be provided, nor how much time will be required between the receipt of such information and the commencement of marketing of the system.

The Company’s head of sales is focused on selling robots into a number of industries.  In the Company’s existing markets, such as universities (using the Company’s robots for bio-medical research) and in the automotive industry (using the Company’s robots for parts assembly), the Company is approaching existing customers for additional orders and exploring opportunities to sell products to other universities and automotive companies.  The Company’s P 3000 Water-Jet Cutter is an accurate and rapid metal cutting device that, when used with the Company’s robot, can perform multi axis cutting.  This product is being direct-marketed at this time primarily to the biomedical, aerospace, heavy equipment, wind turbine and defense industries.  The Company has not been directly impacted by the downturn in the auto industry, as the orders received from this sector in the past have typically been at long intervals.  Robotics has produced a special R 2000 machine for Holo-Dek.  With this machine, Robotics is working on the perfection of a package that will allow Holo-Dek to integrate its robotic simulator platform with different video games for amusement and educational training.  Robotics also intends to pursue channel sales through machine tool integrators and distributors.

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

Although there has been a stable funding base for Robotics through the Trust, along with revenue from the sales of its robots, management believes that it is necessary to obtain additional capital investment, through either the public or private markets, in order to allow the Company to expand its robotics business, invest in strategic opportunities, achieve overall profitability and provide cash flow self-sufficiency. Management is striving to obtain additional funding, but there can be no assurance that management will succeed in a timely fashion. If additional funding is not obtained, the Company may need to curtail operations (the Company is, and in the past has been reliant upon the Trust for the majority of its working capital financing).

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

During the three month period ended December 27, 2008, the Company focused a significant amount of resources on developing its Robotics business.  The Company focused its engineering staff on research and development, exploring new methods of utilizing the Company’s products in a variety of industries.  For example, during the third quarter, the Company shipped a robot with a new helical gear and full ring encoder to a research institute in the Netherlands.  Those enhancements improve upon the performance of the Company’s existing high quality product.

The Company, through its Robotics subsidiary, has a relationship with a privately owned company named Holo-Dek (see Note 2 to the consolidated financial statements included elsewhere herein).  Robotics and Holo-Dek share office facilities, a number of employees and certain expenses.  Consequently, the Company has developed allocation methodologies to best determine the expenses to charge to each company.  Space related costs are allocated based upon office square footage, while payroll related costs are allocated based upon time reports provided by the employees whose time is shared.  This arrangement between the two companies provides flexibility to quickly re-allocate resources, dependent upon business conditions.

The Three Months Ended December 27, 2008 Compared to the Three Months Ended December 29, 2007
Revenues for the third quarters of fiscal 2009 and 2008 were $147,724 and $22,440, respectively, reflecting solely the revenues of Robotics in both periods.  Equipment sales were $143,974 in the third quarter of fiscal 2009 and $0 in the third quarter of fiscal 2008.  One robot was shipped in the three months ended December 27, 2008 and no robots were shipped during the three months ended December 29, 2007.   Total revenue related to the amortization of service agreement revenue was $3,750 and $3,333 for the third quarters of fiscal 2009 and 2008, respectively.  The remaining revenue reflects service-related charges and accessory sales.  As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is completed.  As of December 27, 2008, that liability was $181,700, related to two orders.  As of December 27, 2008, the Company had no progress payments not yet invoiced on robots in process.

Cost of sales was $137,600 and $17,097 for the third quarters of fiscal 2009 and 2008, respectively.  In the third quarter of fiscal 2009, the amount primarily reflects costs related to the Robotic’s sales order shipped during the period, of which $100,764 was the cost of materials and $11,300 was the cost of direct labor used in the production of the robot.  The remaining $25,536 was primarily manufacturing shop overhead and shipping.  In the third quarter of fiscal 2008, the amount primarily reflects costs related to manufacturing shop overhead.  As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress.  That inventory is reclassified to cost of sales at the time the product is completed.  As of December 27, 2008, the Company’s inventory was $183,096, $155,364 of which reflects customer order related inventory.

Selling expenses for the third quarters of fiscal 2009 and 2008 reflect solely the expenses of Robotics.  Such expenses were $29,130 and $28,682 respectively, which were comprised primarily of salaries related to the selling of Robotic’s products.

General and administrative expenses were $250,290 and $141,305 in the third quarters of fiscal 2009 and 2008, respectively.  For the third quarter of fiscal 2009, the amount consisted of accounting and audit expenses of $15,773, engineering related expenses of $28,635, other payroll related expenses of $34,637, legal expenses of $4,900, rent and utility expenses of $8,097, insurance expenses of $12,064, stockholder relations costs of $5,490 and consulting costs of $112,250.  The remaining expenses of $28,444 were for travel, depreciation and other costs.  For the third quarter of fiscal 2008, the amount consisted of accounting and audit expenses of $11,553, engineering related expenses of $30,943, $47,417 of other payroll related expenses, legal expenses of $7,197, rent and utility expenses of $11,313, stockholder relations expenses of $12,736 and insurance expenses of $11,987.  The remaining expenses of $8,159 were for travel, depreciation and other costs.  The year over year increase in expenses was primarily due to expensing the cost of the shares issued to Mirador Consulting ("Mirador"), a consulting company (see Note 10 to the consolidated financial statements appearing elsewhere herein).

Research and development expenses were $74,212 and $59,362 for the third quarters of fiscal 2009 and 2008, respectively.  In both quarters, these costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic’s products, primarily focused on robotic control enhancements.  The increase over the prior year was primarily due to both increased research and development activities to enhance the software product and robotic capabilities and research and development to address potential customer specific applications, including increased through-put in the wind-turbine manufacturing industry by utilization of the Company’s robotic and water-jet technologies.

Interest expense for the third quarters of fiscal 2009 and 2008 was $15,922 and $10,633, respectively.  In the third quarters of 2009 and 2008, the costs reflect the costs related to the factoring of the receivables, interest related to the notes payable, related parties and the credit card advances, related party.  The increase over the prior year period was primarily due to costs related to a higher level of receivables factoring.

The Company’s loss for the third quarter of fiscal 2009 was $359,430 and the Company’s loss for the third quarter of fiscal 2008 was $234,639. These losses resulted in a per share loss of $0.06 and a per share loss of $0.04 in the third quarters of fiscal 2009 and 2008, respectively.  The losses in the third quarters of 2009 and 2008 resulted primarily from the increase in general and administrative (in fiscal 2009, general and administrative expenses include expensing the cost of the shares issued to Mirador, as discussed in Note 10 to the consolidated financial statements appearing elsewhere herein) and research and development expenses (as discussed previously) and a revenue level insufficient to cover the fixed costs of operations.

The Nine Months Ended December 27, 2008 Compared to the Nine Months Ended December 29, 2007
Revenues for the first nine months of fiscal 2009 and 2008 were $205,630 and $201,190, respectively, reflecting solely the revenues of Robotics in both periods.  Equipment sales were $143,974 in the first nine months of fiscal 2009 and $165,586 in the first nine months of fiscal 2008.  One robot was shipped during each of the nine months ended December 27, 2008 and December 29, 2007.  Total revenue related to the amortization of service agreement revenue was $11,250 and $8,333 for the first nine months of fiscal 2009 and 2008, respectively.  The remaining revenue reflects service-related charges and accessory sales.  As stated in Note 1, the Company accounts for all pre-shipment payments on its robotics products as a liability until the product is shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection is reasonably assured.  As of December 27, 2008, that liability was $181,700 related to two orders.  As of December 27, 2008, the Company had no progress payments not yet invoiced on robots in process.

Cost of sales was $187,774 and $182,059 for the first nine months of fiscal 2009 and 2008, respectively.  In the first nine months of fiscal 2009, the amount primarily reflects costs related to the Robotics sales orders shipped in the period, of which $107,394 was for materials and $21,745 was for direct labor used in the production of the robots.  The remaining amount was primarily manufacturing shop overhead of $58,635.  In the first nine months of fiscal 2008, cost of sales primarily reflected costs related to the Robotics sales orders shipped in the period, of which $106,066 was for materials and $19,384 was for direct labor used in the production of the robots.  The remaining amount was primarily manufacturing shop overhead of $56,609.  As stated in Note 1, the Company capitalizes direct material, direct labor and overhead costs that apply to Robotic’s customer orders in progress.  That inventory is reclassified to cost of sales at the time the product is completed.  As of December 27, 2008, the Company’s inventory was $183,096, $155,364 of which reflects customer order related inventory.

Selling expenses for the first nine months of fiscal 2009 and 2008 reflect solely the expenses of Robotics.  Such expenses were $83,378 and $101,686, respectively, which were comprised primarily of salaries related to the selling of Robotic’s products.  The decrease over the prior year period was primarily due to a reduction in payroll costs.

General and administrative expenses were $543,938 and $438,114 in the first nine months of fiscal 2009 and 2008, respectively.  For the first nine months of fiscal 2009, the amount consisted of accounting and audit expenses of $60,805, engineering related expenses of $80,691, other payroll related expenses of $93,444, legal expenses of $16,070, rent and utility expenses of $30,363, insurance expenses of $37,864, stockholder relations costs of $27,731 and consulting costs of $131,738.  The remaining expenses of $65,232 were for travel, depreciation and other costs.  For the first nine months of fiscal 2008, the amount consisted of accounting and audit expenses of $64,329, engineering related expenses of $110,508, $107,783 of other payroll related expenses, legal expenses of $15,057, rent and utility expenses of $33,061, stockholder relations expenses of $33,856 and insurance expenses of $34,899.  The remaining expenses of $38,621 were for travel, depreciation and other costs.  The year over year increase in expenses was primarily due to expensing the cost of the shares issued to Mirador, a consulting company (see Note 10 to the consolidated financial statements appearing elsewhere herein).

Research and development expenses were $225,348 and $164,702 for the first nine months of fiscal 2009 and 2008.  In both periods, those costs were primarily related to the allocation of the compensation of the engineering staff for time spent in the continuing development of Robotic’s products, primarily focused on robotic control enhancements.  The increase over the prior year was primarily due to both increased research and development activities to enhance the software product and robotic capabilities and research and development to address potential customer specific applications, including increased through-put in the wind-turbine manufacturing industry by utilization of the Company’s robotic and water-jet technologies.

Interest expense for the first nine months of fiscal 2009 and 2008 was $55,444 and $28,008.  In the first nine months of 2009, this reflects the costs related to the factoring of the receivables, interest related to the notes payable, related parties and the credit card advances, related party.  In fiscal 2008, the interest expense was also primarily related to the factoring of the receivables, interest related to the notes payable, related parties and the credit card advances, related party.  But, a portion of those charges were offset by a vendor credit for interest previously charged to the Company.

The Company’s loss for the first nine months of fiscal 2009 was $890,252 and the Company’s loss for the first nine months of fiscal 2008 was $713,379. These losses resulted in a per share loss of $0.16 and a per share loss of $0.13 in the first nine months of fiscal 2009 and 2008, respectively.  The losses in the first nine months of 2009 and 2008 resulted primarily from the increase in general and administrative (in fiscal 2009, general and administrative expenses include expensing the cost of the shares issued to Mirador, as discussed in Note 10 to the consolidated financial statements appearing elsewhere herein) and research and development expenses (as discussed previously) and a revenue level insufficient to cover the fixed costs of operations.

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

 During the first nine months of fiscal 2009, net cash used by operations was $489,193, compared with $640,384 used in the prior year period.  In the first nine months of fiscal 2009, the cash flow deficit was impacted by a number of factors.  Two new robots in process, totaling approximately $275,000, caused an increase in accounts payable and deferred revenue, which was partially offset by an increase in inventory.  In addition, accounts receivable were reduced because of cash received for the robots shipped during the third quarter.  It is expected that one of the two robots in process will be completed during the Company’s 2009 fiscal year.    In the prior year period, cash flow was impacted in a similar fashion as in the first nine months of 2009, with the exception that accounts receivable increased due to an invoice for a large order (approximately $318,000) to be built in the Company’s fiscal 2008 fourth quarter.

At the time of the filing of this report, there is one order in backlog with a value of approximately $112,000.  That order will not be completed during the Company’s 2009 fiscal year.  At the time of the filing of the Company’s December 29, 2007 Form 10-Q, there were no orders in backlog.  Current orders plus backlog are comparable year over year.

Net cash used in investing activities was $0 for the first nine months of fiscal 2009 and $3,885 for the first nine months of fiscal 2008.  The cash used in fiscal 2008 was for computer and manufacturing equipment.

Cash provided by financing activities was $489,425 for the first nine months of fiscal 2009, compared with net cash provided of $606,034 for the first nine months of fiscal 2008.  The source of cash in both periods of the 2009 and 2008 fiscal years was primarily from advances from Holo-Dek, a related party, partially offset by repayments on those advances (see Note 2 to the consolidated financial statements appearing elsewhere herein).  Commencing on October 31, 2004, the Trust made non-interest bearing cash advances to Holo-Dek which, in turn, made non-interest bearing cash advances to Robotics on an as-needed basis.  Prior to that date, the Trust made loans directly to Robotics.  The debt was converted to Kingston stock in June 2006.  The debt and accumulated interest totaled $1,836,752 as of October 31, 2004 on the books of Robotics.  As of October 31, 2004, the accrual of interest on the debt ceased.    In addition, the Trust made a short-term loan of $100,000 to the Company in March of 2006, which is evidenced by a note payable on demand on or after March 17, 2007, at the discretion of the Trust.  The loan bears an annual interest rate of 8.0%.  These relationships are discussed in Note 3 to the unaudited consolidated financial statements included elsewhere herein.

In November, 2006 the Company negotiated the terms of sale for segments of the Company’s accounts receivable to LSQ Funding Group, L.C. (“LSQ”) located in Orlando, Florida.  As of February 12, 2008, the Company terminated its relationship with LSQ Funding Group.  Effective February 2, 2008, the Company entered into an agreement with Coastline Financial Services Group (“Coastline”) for the sale of segments of the Company’s accounts receivables, pursuant to which the Company can sell up to $400,000 of its receivables to Coastline.  The initial payment to the Company will be approximately 80% of the approved receivables purchased and the Company is to receive the balance of 20% of the total receivable, less applicable finance fees of 2% per month of the receivable balance factored and additional administrative fees, when the customer pays the total receivable to Coastline. In the first nine months of the Company’s 2009 fiscal year, the Company had $330,997 in new factoring transactions and received $358,676 in payment of receivables from previous transactions, less applicable fees of $24,793 (shown as a component of interest expense in the Company's statement of operations).  In the first nine months of fiscal 2008, the Company had $62,622 in new factoring transactions and received $114,070 in payment of receivables from previous transactions, less applicable fees of $4,086.  The factoring agreement provides for a lien on all assets as collateral for any and all outstanding advances by the factor.

The Company's cash and cash equivalents of $1,799 as of December 27, 2008, along with potential future sales revenue, is not presently sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to continue to seek additional financing.  In the interim, the Company anticipates subsidizing its working capital needs with working capital advances from Holo-Dek (see Note 2 to the consolidated financial statements appearing elsewhere herein), although there can be no assurance that funding will continue to be available.  During January 2009, the Company further reduced staff and staff-related costs and is in the process of renegotiating the payment terms for inventory purchases with key suppliers.  While no supplier legal actions have been initiated, the risk of material flow stoppages has increased and, if they materialize, such stoppages could severely adversely impact the Company’s ability to build and ship the robot orders at quarter-end on schedule or, in a worst case scenario, stop robot production altogether. If additional personnel leave the Company, the Company could be unable to continue robot production.

The Trust has continued to support Holo-Dek, which in turn has supported the Company, albeit at a much lower level than in prior quarters.  Given the aforementioned discussion, there is no assurance that the level of funding ultimately received by the Company will be sufficient to sustain the Company’s future operations.  Should the Company not be able to generate the funding necessary to meet its obligations on a timely basis, the Company may not be able to continue as a going concern and may need to curtail or cease its operations.

Off Balance Sheet Arrangements
As of December 27, 2008, the Company had no off balance sheet arrangements with any parties.

Legal Contingencies
The Company may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At December 27, 2008, there were no outstanding legal proceedings, nor are there any reserves established.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations" and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 160 clarifies that: a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements; consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest; and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS No. 141R and SFAS No. 160 is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of SFAS No. 141R and SFAS No. 160.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board ("APB") Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such  instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 may have on the Company’s consolidated financial position and results of operations.

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

On June 16, 2008, the FASB issued FSP No. Emerging Issues Task Force ("EITF") 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1, as well as the impact of the adoption on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements.” EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-3.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  This FSP addresses certain application issues related to SFAS No. 157, “Fair Value Measurements”, specifically clarifying and giving examples of applications in markets that are not active.  This statement was effective upon issuance.  The Company has evaluated this statement and determined that there is no material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.”   EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-6.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company is currently evaluating the impact of the pending adoption of EITF 08-7 on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 140 and FIN 46(R)-8.

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

•	The Company’s losses from period to period.
•	The impact of the current economic crisis.
•	The Company’s current dependence upon a single lender for financing.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks.  In the case of the Company, those risks are primarily related to expected sales that may fail to materialize and to continued funding from the Trust.  The Company does not utilize any credit lines or financial instruments for borrowing or investments (the Company does utilize a receivables factoring arrangement, which has contractual fees – see Note 1 to the consolidated financial statements included elsewhere herein) and does not have any transactions valued in a foreign currency.  All advances from the Trust are at a stated interest rate of 8.0% per year.  Therefore, as of December 27, 2008, the Company does not experience any material effects from market risk.

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of December 27, 2008. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of December 27, 2008 to ensure that material information relating to the Company is recorded, processed, summarized and reported within the time periods in which this Report on Form10-Q has been prepared. Management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the results of the Company's operations and its financial position for the periods presented, in conformity with generally accepted accounting principles.

Changes in internal control over financial reporting
The Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the effectiveness of these controls for the three months ended December 27, 2008, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

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

KINGSTON SYSTEMS INC.

Date:	February 17, 2009	By:	/s/ Ralph E. McKittrick
Ralph E. McKittrick
Chief Executive Officer

Date:	February 17, 2009	By:	/s/ George J. Coupe
George J. Coupe
Chief Financial Officer